Form 10-Q
period 1998-06-30
ATLANTIC DATA SERVICES INC
filed 1998-08-06
CIK 1052773

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended June 30, 1998

                                       OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

       For the transition period from ___________ to ___________.


                        Commission File Number  005-54161

                          ATLANTIC DATA SERVICES, INC.
             (Exact Name of Registrant as Specified in its Charter)

               MASSACHUSETTS                                   04-2696393
       (State or Other Jurisdiction of                      (I.R.S. Employer
       Incorporation or Organization)                     Identification Number)

                              ONE BATTERYMARCH PARK
                           QUINCY, MASSACHUSETTS 02169
               (Address of Principal Executive Offices) (Zip Code)

                                (617) 770 - 3333
              (Registrant's Telephone Number, Including Area Code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

As of July 31, 1998, there were 12,790,705 shares of the Registrant's Common Stock, $.01 par value per share, outstanding.

                          ATLANTIC DATA SERVICES, INC.


                                TABLE OF CONTENTS

                                                                           Page
                                                                           ----

PART I - FINANCIAL INFORMATION


   ITEM 1: Financial Statements

     Condensed Consolidated Balance Sheets as of June 30, 1998
     (Unaudited) and March 31, 1998                                           3

     Condensed Consolidated Statements of Income for the Three
     Months Ended June 30, 1998 and 1997 (Unaudited)                          4

     Condensed Consolidated Statements of Cash Flows for the Three
     Months Ended June 30, 1998 and 1997 (Unaudited)                          5

     Notes to Condensed Consolidated Financial Statements                     6


   ITEM 2: Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                9


PART II - OTHER INFORMATION

   ITEM 2: Changes in Securities and Use of Proceeds                         13

   ITEM 6: Exhibits and Reports on Form 8-K                                  14

SIGNATURES                                                                   15

EXHIBIT INDEX                                                                16

                          Atlantic Data Services, Inc.
                      Condensed Consolidated Balance Sheets
                 (In thousands, except par value and share data)


                                                                                June 30,      March 31,
                                                                                 1998           1998
                                                                              -----------     ---------
                                                                              (Unaudited)      (Note)

ASSETS
Current Assets:
   Cash and cash equivalents                                                    $27,344        $3,401
   Accounts receivable, net                                                      11,749         9,100
   Prepaid expenses                                                                 188           462
   Deferred taxes                                                                   351           284
                                                                                -------       -------
               Total current assets                                              39,632        13,247

   Property and equipment, net                                                    1,112           995
   Other assets                                                                     184           243
                                                                                -------       -------
                                                                                $40,928       $14,485
                                                                                =======       =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable and accrued expenses                                         $4,619        $4,174
   Deferred revenue                                                                   3            40
   Billings in excess of cost and estimated
      earnings on contracts                                                         489           640
   Federal and state income taxes                                                 1,324           830
   Deferred compensation                                                             85            83
                                                                                -------       -------
               Total current liabilities                                          6,520         5,767

Capital lease obligation                                                             30            35

Stockholders' Equity:
   Common stock, $.01 par value
      60,000,000 shares authorized, 12,897,955 shares issued and outstanding at June 30, 1998 and 11,746,840 shares authorized,
      6,847,960 shares issued and outstanding at March 31, 1998                     129            68

   Class A common stock, $.01 par value, zero and 1,694,800 shares authorized, zero and 928,790 shares issued and outstanding at
      June 30, 1998 and March 31,1998, respectively                                  --             9

   Special common stock, $.01 par value, zero and 3,104,080
      authorized, zero and 3,104, 080 issued and outstanding at
      June 30, 1998 and March 31, 1998, respectively                                 --            31

   Preferred stock, $.01 par value, 1,000,000 and zero authorized, no
      shares issued and outstanding at June 30, 1998 and March 31, 1998              --            --
      respectively

   Additional paid-in capital                                                    25,758         2,245
   Retained earnings                                                              8,516         6,355
   Less treasury Class A common stock at cost, 112,000 shares                       (25)          (25)
                                                                                -------       -------
               Total Stockholders' equity                                        34,378         8,683
                                                                                -------       -------
                                                                                $40,928       $14,485
                                                                                =======       =======




Note: The balance sheet at March 31, 1998 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principals for complete financial statements.



   See accompanying notes to the condensed consolidated financial statements.

                          Atlantic Data Services, Inc.
                   Condensed Consolidated Statements of Income
                      (In thousands, except per share data)
                                  (Unaudited)

                                                   Three Months Ended
                                                        June 30,
                                                   ------------------
                                                    1998        1997
                                                   -------     ------

Revenues                                           $17,446     $8,231
Cost of revenues                                     9,981      4,751
                                                   -------     ------
Gross profit                                         7,465      3,480

Operating expenses
      Sales and marketing                            1,552        579
      General and administrative                     2,305      1,275
                                                   -------     ------
                 Total operating expenses            3,857      1,854

Income from operations                               3,608      1,626

Interest income                                        153         28
Interest expense                                        (1)        (2)
                                                   -------     ------
Income before provision for income taxes             3,760      1,652
Provision for income taxes                           1,598        694
                                                   -------     ------

                 Net income                        $ 2,162     $  958
                                                   =======     ======


Earnings per share                                 $  0.19     $ 0.10
                                                   =======     ======

Diluted earnings per share                         $  0.18     $ 0.10
                                                   =======     ======



See accompanying notes to the condensed consolidated financial statements.

                          Atlantic Data Services, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)


                                                                             Three Months Ended
                                                                                   June 30,
                                                                             -------------------
                                                                              1998         1997
                                                                             -------      ------

OPERATING ACTIVITIES:
Net Income                                                                   $ 2,162      $  958

Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
    Depreciation and Amortization                                                136          43
    Provision for bad debts                                                      100          36
Change in operating assets and liabilities:
    Accounts receivable                                                       (2,749)     (1,849)
    Prepaid expenses and other assets                                            267           3
    Accounts payable and accrued expenses                                        408        (311)
    Billings in excess of cost and estimated earnings on contracts              (151)         29
    Federal and state income taxes                                               494         386
                                                                             -------      ------
Net cash provided by (used in) operating activities                              667        (705)


INVESTING ACTIVITIES:
Purchase of property and equipment                                              (253)        (67)

FINANCING ACTIVITIES:
    Principal payments under capital lease obligation                             (5)         (5)
    Proceeds from issuance of common stock, net                               23,534
                                                                             -------      ------
Net cash provided by (used in) financing activities                           23,529          (5)

Net increase (decrease) in cash and cash equivalents                          23,943        (777)

Cash and cash equivalents, beginning of period                                 3,401       2,653
                                                                             -------      ------

Cash and cash equivalents, end of period                                     $27,344      $1,876
                                                                             =======      ======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
    Interest                                                                       1           2
    Taxes                                                                      1,105         300




   See accompanying notes to the condensed consolidated financial statements.

                          ATLANTIC DATA SERVICES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                  June 30, 1998


1.    BASIS OF PRESENTATION

            The accompanying unaudited condensed consolidated financial statements have been prepared by Atlantic Data Services, Inc. (the "Company") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
      Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for future periods of the full fiscal year. For further information, refer to the Condensed Consolidated Financial Statements and Notes thereto included in the Company's Registration Statement on Form S-1 for the year ended March 31, 1998.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Revenue Recognition

            The Company primarily derives its revenue from consulting services under time and material billing arrangements. Under these arrangements, revenue is recognized as the services are provided. Deferred revenue pertains to time and material billing arrangements and represents cash collected in advance of the performance of services.

            Revenue on fixed price contracts is recognized using the percentage of completion method of accounting and is adjusted monthly for the cumulative impact of any revision in estimates. The Company determines the percentage of its contracts by comparing costs incurred to date to total estimated costs. Contract costs include all direct labor and expenses related to the contract performance. An asset, "Costs and estimated earnings in excess of billings," would represent revenues recognized in excess of amounts billed. The liability, "Billings in excess of costs and estimated earnings," represents billings in excess of revenues recognized.

            Included in revenues are reimbursable contract-related travel and entertainment expenses which are separately billed to clients.

                          ATLANTIC DATA SERVICES, INC.

                                   (Unaudited)


Earnings Per Share

      On December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("FAS 128"). FAS 128 requires the presentation of two amounts, earnings per share and diluted earnings per share.

New Accounting Pronouncements

      The company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") and Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131") in fiscal 1999. Neither standard has had a material effect on the Company's financial position or results of operations.

3.    EARNINGS PER SHARE

      The following table sets forth the computation of earnings per share and diluted earnings per share for the quarters ended June 30, 1998 and 1997:


                                                                 Three Months Ended
                                                                      June 30,
                                                                 1998           1997
                                                              -----------    ----------

Numerator:

    Net income (numerator for earnings per
       share and diluted earnings per share)                  $ 2,162,229    $  958,105
                                                              -----------    ----------
Denominator:
    Denominator for earnings per share
    - weighted average shares and special common shares        11,354,605     9,952,040
    Effect of dilutive common securities:
        Employee stock options                                    382,728            --
                                                              -----------    ----------

    Denominator for diluted earnings per share                 11,737,333     9,952,040

Earnings per share                                            $      0.19    $     0.10
                                                              ===========    ==========

Diluted earnings per share                                    $      0.18    $     0.10
                                                              ===========    ==========


                          ATLANTIC DATA SERVICES, INC.

                                   (Unaudited)



4.    MAJOR CUSTOMERS

      The nature of the Company's services results in the Company deriving significant amounts of revenue from certain customers in a particular period. For the quarter ended June 30, 1998 three customers accounted for 23.1%, 15.6% and 13.7% of the Company's revenues. For the quarter ended June 30, 1997 two customers accounted for 18.5% and 10.9% of the Company's revenues.

                           ATLANTIC DATA SERVICES, INC
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

      This Quarterly Report on Form 10-Q contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth below under the caption "Certain Factors That May Affect Future Results."

OVERVIEW

      ADS provides IT strategy consulting and systems integration services to customers exclusively in the financial services industry, primarily banks. The Company's service offerings are organized around five practice areas: IT Strategy Consulting, Consolidations and Conversions, Year 2000 Resolution, Application Outsourcing, and Electronic Commerce and Home Banking.

      The Company was organized in Massachusetts in 1980 to provide consulting services to banks and bank service bureaus. The Company's revenues are derived primarily from professional fees billed to customers on a time and materials basis, or in certain instances on a fixed price basis. Included in revenues are reimbursable contract-related travel and entertainment expenses, which are separately billed to clients. Substantially all of the Company's contracts, other than fixed price contracts, are terminable by the customer following limited notice and without significant penalty to the customer. Revenues from fixed price contracts represented approximately 6.2 % and 12.6 % of the Company's revenues for the quarters ended June 30, 1998 and 1997, respectively.

      Revenues from the Company's five largest customers for the quarters ended June 30, 1998 and 1997, were 67.2% and 53.1%, respectively, as a percentage of revenues. For the quarter ended June 30, 1997 Associated Banc-Corp and Nations Bank Corporation (Barnett Bank) accounted for approximately 18.5% and 10.9%, respectively, of revenues. For the quarter ended June 30, 1998 National City Corporation, First Security Information Technology, Inc. and Associated Banc-Corp accounted for approximately 23.1%, 15.6% and 13.7%, respectively, of revenues.

      Cost of revenues consists primarily of salaries and employee benefits for personnel dedicated to customer assignments, fees paid to subcontractors for work performed in connection with customer assignments, and reimbursable contract-related travel and entertainment expenses incurred by the Company in connection with the delivery of its services.

      Sales and marketing expenses consist primarily of salaries, employee benefits, travel expenses and promotional costs. General and administrative expenses consist primarily of expenses associated with the Company's management, finance and administrative groups, including recruiting, training, depreciation and amortization, and occupancy costs.

THREE MONTHS ENDED JUNE 30, 1998 AND 1997

REVENUES

      Revenues increased 112% for the quarter ended June 30, 1998 over the quarter ended June 30, 1997, from $8.2 million to $17.4 million. This increase was primarily due to an increase in volume of services delivered to customers and an increase in the average billing rate.

COST OF REVENUES

      Cost of revenues increased 110.1% from $4.8 million for the quarter ended June 30, 1997 to $10.0 million for the quarter ended June, 30, 1998, representing 57.7% and 57.2%, respectively, of revenues in each quarter. The dollar increase in cost of revenues was primarily due to an increase in billable personnel from 178 at June 30, 1997 to 292 at June 30, 1998.

SALES AND MARKETING

      Sales and marketing expenses increased 168.1% from $.6 million for the quarter ended June 30, 1997 to $1.6 million for the quarter ended June 30, 1998, representing 7.0% and 8.9% of revenues, respectively. This increase resulted primarily from the Company's decision to expand its sales and marketing group from 8 employees at June 30, 1997 to 18 employees at June 30, 1998, the increase in sales commissions related to the significant increase in revenues, travel related expenses for the sales group, as well as increased investment in marketing initiatives. The Company expects its sales and marketing expenses to increase in absolute dollars as the Company continues to add sales and marketing staff.

GENERAL AND ADMINISTRATIVE

      General and administrative expenses increased 80.7% from $1.3 million for the quarter ended June 30, 1997 to $2.3 million for the quarter ended June 30, 1998, representing 15.5% and 13.2% of revenues, respectively. This increase is primarily due to increases in recruiting, occupancy and equipment costs to support the Company's expansion, as well as costs associated with being a public company. The decrease in general and administrative expenses as a percentage of revenues reflects the significant increase in revenues for the quarter ended June 30, 1998 compared to the quarter ended June 30, 1997. The Company expects that general and administrative expenses will increase in absolute dollars as personnel and facilities are added to support the

Company's growth and as the Company incurs costs associated with being a public company.

INTEREST INCOME

      Interest income increased $125,000 from $28,000 for the quarter ended June 30, 1997 to $153,000 for the quarter ended June 30, 1998. This increase was principally due to the increase in the amount of cash and cash equivalents available for investment because of the net proceeds received from the Company's initial public offering completed on May 28, 1998 of $23.4 million.

PROVISION FOR INCOME TAXES

      The provision for income taxes increased $.9 million from $.7 million for the quarter ended June 30, 1997 to $1.6 million for the quarter ended June 30, 1998, resulting in effective tax rates of 42.0% and 42.5%, respectively. The Company's tax rate may vary from period to period based on its expansion into areas with varying state and local statutory income tax rates. The increase in the effective tax rate is primarily due to differences in applicable state income tax rates.

LIQUIDITY AND CAPITAL RESOURCES

      In May 1998, the Company completed its initial public offering of 2,500,000 shares, of which 2,000,000 shares were offered by the Company at a price of $13 per share. The net proceeds to the Company after deducting underwriting discounts and commissions and offering expenses payable by the Company was approximately $23.4 million.

      The Company has no long-term debt and continues to operate primarily debt-free. Working capital increased to $33.1 million at June 30, 1998 compared to $7.4 million at March 31, 1998. This increase was primarily due to the net proceeds of the initial public offering of $23.4 million and an increase in accounts receivable of $2.6 million. The Company's days sales outstanding at June 30, 1998 were 61 compared to 66 days at June 30, 1997.

      Capital expenditures for the quarter ended June 30, 1998 of $ 253,000 were primarily to support new employees and the growth of the Company. Capital expenditures for the remainder of fiscal 1999 are expected to be approximately $750,000 and will be used principally for computer and other equipment and to a lesser extent leasehold improvements.

      The Company expects that existing cash and cash equivalent balances together with cash provided from operations will be sufficient to meet the Company's working capital and capital expenditure requirements for at least the next 12 months. However, the Company is currently experiencing a period of growth, which could place a strain on the Company's financial resources. In order to meet client demand for the Company's services in fiscal 1999, the Company expects to continue to increase its professional staff. Although the Company's plans to hire personnel are in response to increased demand for the Company's services, a portion of these expenses will be incurred in anticipation of increased demand. Operating results and liquidity may be adversely affected if market demand and revenues do not increase as anticipated.

      To date, inflation has not had a material impact on the Company's financial results

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

      This Form 10-Q contains forward-looking statements such as statements about capital expenditures, liquidity and sources of funds, working capital needs, increases in personnel and related costs, general and administrative expenses, sales and marketing expenses and other costs as a percentage of revenue, and management's operating plans and objectives. These forward-looking statements are subject to a number of risks and uncertainties that may cause actual results to differ materially from expectations. Those risks and uncertainties include, but are not limited to, variability of quarterly operating results, dependence on the financial services industry, concentration of revenues and dependence on customers, management of growth, availability of professional staff, competitive pressures in the IT and systems integration market, and risks associated with fixed price contracts and rapid technological changes. Further information on factors that could cause results to differ from those anticipated is included in filings made by the Company from time to time with the Securities and Exchange Commission, including, but not limited to the Company's Registration Statement on Form S-1, as filed with the SEC on March 26, 1998, as amended. Any forward-looking statements should be considered in light of these factors.

                                     PART II

                                OTHER INFORMATION

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

      (d)   Use of Proceeds

            On May 22, 1998, the Company commenced an initial public offering ("IPO") of 2,500,000 shares of common stock, par value $.01 per share (the "Common Stock"), pursuant to the Company's final prospectus dated May 22, 1998 (the "Prospectus"). The Prospectus was contained in the Company's Registration Statement on Form S-1, which was declared effective by the Securities and Exchange Commission (SEC File No. 333-48703) on May 21, 1998. Of the 2,500,000 shares of Common Stock offered, 2,000,000 shares were offered and sold by the Company and 500,000 shares were offered and sold by certain stockholders of the Company. As part of the IPO, certain stockholders of the Company granted the several underwriters, for whom BancAmerica Robertson Stephens, BT Alex Brown and Adams, Harkness & Hill, Inc., acted as representatives (the "Representatives"), an overallotment option to purchase up to an additional 375,000 shares of Common Stock (the "Underwriters' Option"). The IPO closed on May 28, 1998.

            On June 22, 1998, the Representatives, on behalf of the several underwriters purchased 375,000 shares of Common Stock from certain stockholders of the Company pursuant to the exercise of the Underwriters' Option.

            The aggregate offering price of the IPO to the public was $32,500,000 (exclusive of the Underwriters' Option), with proceeds to the Company and the selling stockholders, after deduction of underwriting discounts, of $24,180,000 (before deducting offering expenses payable by the Company) and $6,045,000, respectively. The aggregate offering price of the Underwriters' Option exercised $4,875,000, with proceeds to the selling stockholders, after deduction of the underwriting discounts and commissions, of $4,533,750.

            From May 21, 1998 through June 30, 1998, the aggregate amount of expenses incurred by the Company in connection with the issuance and distribution of the shares of Common Stock offered and sold in the IPO were approximately $3,082,000, including $2,275,000 in underwriting discounts and approximately $807,000 in other expenses.

            None of the expenses paid by the Company in connection with the IPO or the exercise of the Underwriters' Option were paid, directly or indirectly, to directors, officers, persons owning ten percent or more of the Company's equity securities, or affiliates of the Company.

            The net proceeds to the Company from the IPO, after deducting underwriting discounts and commissions and other expenses were approximately $23,373,000.

            From May 21, 1998 through June 30, 1998, the Company has applied approximately $113,000 of the net proceeds from the IPO to working capital. The Company invested the balance of such net proceeds primarily in Money Market Accounts.

            None of the net proceeds from the IPO were used to pay, directly or indirectly, directors, officers, persons owning ten percent or more of the Company's equity securities, or affiliates of the Company.



ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

            27.1 Financial data schedule

      (b)   Reports on Form 8-K

            None

                                   SIGNATURES

      Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     ATLANTIC DATA SERVICES, INC.




Date: July 31, 1998                  By: /s/ Robert W. Howe
                                         --------------------------------------
                                         Robert W. Howe
                                         Chairman and Chief Executive Officer





Date: July 31, 1998                  By: /s/ Paul K. McGrath
                                         --------------------------------------
                                         Paul K. McGrath
                                         Senior Vice President and Chief
                                         Financial Officer (Principal Financial
                                          and Accounting Officer)

                                  EXHIBIT INDEX



                                                                         Page

27.1  Financial Data Schedule                                             17