Form 10-Q
period 1998-09-30
ATLANTIC DATA SERVICES INC
filed 1998-11-12
CIK 1052773

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q
                                    ---------

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended SEPTEMBER 30, 1998

                                       OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the transition period from        to       .


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

As of November 4, 1998, there were 12,843,616 shares of the Registrant's Common Stock, $.01 par value per share, outstanding.

                          ATLANTIC DATA SERVICES, INC.

                                TABLE OF CONTENTS

                                                                                Page
                                                                                ----
PART I -  FINANCIAL INFORMATION

ITEM 1:  Financial Statements

Condensed Consolidated Balance Sheets as of September 30, 1998 (Unaudited)
  and March 31, 1998                                                               3

Condensed Consolidated Statements of Income for the Three and Six Months
  Ended September 30, 1998 and 1997 (Unaudited)                                    4

Condensed Consolidated Statements of Cash Flows for the Six
  Months Ended September 30, 1998 and 1997 (Unaudited)                             5

Notes to Condensed Consolidated Financial Statements                               6

ITEM 2:  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                     9


PART II - OTHER INFORMATION

ITEM 2:  Changes in Securities and Use of Proceeds                                15

ITEM 6:  Exhibits and Reports on Form 8-K                                         16


SIGNATURES                                                                        17


EXHIBIT INDEX                                                                     18

                          ATLANTIC DATA SERVICES, INC.

                      Condensed Consolidated Balance Sheets
                    (in thousands, except share related data)

                                                                              September 30,  March 31,
                                                                                  1998         1998
                                                                              -------------  ---------
                                                                               (Unaudited)    (Note)
ASSETS
Current assets:
     Cash and cash equivalents                                                   $ 28,199    $  3,401
     Accounts receivable, net of allowances of $625 and $375
       at September 31, 1998 and March 31, 1998, respectively                      13,264       9,100
     Prepaid expenses                                                                 304         462
     Deferred taxes                                                                   284         284
                                                                                 --------    --------
         Total current assets                                                      42,051      13,247
                                                                                 --------    --------
     Property and equipment, net                                                    1,345         995
     Other assets                                                                     262         243
                                                                                 --------    --------
TOTAL ASSETS                                                                     $ 43,658    $ 14,485
                                                                                 ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts payable and accrued expenses                                       $  5,678    $  4,174
     Deferred revenue                                                                  90          40
     Billings in excess of costs and estimated earnings on contracts                  557         640
     Federal and state income taxes                                                    --         830
     Deferred compensation                                                             86          83
                                                                                 --------    --------
         Total current liabilities                                                  6,411       5,767
                                                                                 --------    --------

Capital lease obligation                                                               26          35
                                                                                 --------    --------

Stockholders' equity:
     Common stock, $0.01 par value, 60,000,000 shares authorized, 12,938,106 shares issued, and 12,826,106 outstanding at September 30, 1998 and
       11,746,840 shares authorized, 6,847,960 shares issued
       and outstanding at March 31, 1998                                              130          68
     Class A common stock, $.01 par value, no shares authorized, issued and outstanding at September 30, 1998 and 1,694,800 shares authorized, 928,790 shares issued and 816,790 outstanding at
       March 31, 1998                                                                  --           9
     Special common stock, $.01 par value, no shares authorized, issued and outstanding at September 30, 1998 and 3,104,080 shares
       authorized, issued and outstanding at March 31, 1998                            --          31
     Preferred stock, $.01 par value, 1,000,000 authorized, no shares
       issued and outstanding at September 30, 1998                                    --          --
     Additional paid-in capital                                                    26,034       2,245
     Retained earnings                                                             11,082       6,355
     Less:  Treasury common stock at cost, 112,000 shares                             (25)        (25)
                                                                                 --------    --------
         Total stockholders' equity                                                37,221       8,683
                                                                                 --------    --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $ 43,658    $ 14,485
                                                                                 ========    ========

Note: The balance sheet at March 31, 1998 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

     See accompanying Notes to Condensed Consolidated Financial Statements.

                          ATLANTIC DATA SERVICES, INC.

                   Condensed Consolidated Statements of Income
                    (in thousands, except share related data)
                                   (Unaudited)

                                               Three Months Ended      Six Months Ended
                                                  September 30,          September 30,
                                               -------------------     ------------------
                                                  1998       1997        1998        1997
                                               ---------    ------     --------    ------
Revenues                                       $ 18,186    $ 9,118    $ 35,633    $ 17,349
Cost of revenues                                 10,520      5,265      20,502      10,016
                                               --------    -------    --------    --------
Gross profit                                      7,666      3,853      15,131       7,333

Operating expenses:
     Sales and marketing                          1,261        685       2,812       1,264
     General and administrative                   2,248      1,384       4,553       2,659
                                               --------    -------    --------    --------
         Total operating expenses                 3,509      2,069       7,365       3,923

Income from operations                            4,157      1,784       7,766       3,410

Interest income                                     364         29         517          57
Interest expense                                     (1)        (1)         (2)         (3)
                                               --------    -------    --------    --------
Income before provision for taxes                 4,520      1,812       8,281       3,464
Provision for income taxes                        1,955        761       3,554       1,455
                                               --------    -------    --------    --------
         Net income                            $  2,565    $ 1,051    $  4,727    $  2,009
                                               ========    =======    ========    ========
Basic earnings per share                       $   0.20    $  0.11    $   0.39    $   0.20
                                               ========    =======    ========    ========
Shares used in basic earnings per
  share calculation                              12,798      9,952      12,076       9,952
                                               ========    =======    ========    ========
Diluted earnings per share                     $   0.19    $  0.11    $   0.38    $   0.20
                                               ========    =======    ========    ========
Shares used in diluted earnings per
  share calculation                              13,226      9,952      12,482       9,952
                                               ========    =======    ========    ========



     See accompanying Notes to Condensed Consolidated Financial Statements.

                          ATLANTIC DATA SERVICES, INC.

                 Condensed Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)

                                                                                  Six Months Ended
                                                                                    September 30,
                                                                                -------------------
                                                                                   1998       1997
                                                                                ---------    ------
OPERATING ACTIVITIES:
Net income                                                                      $  4,727    $ 2,009
Adjustments to reconcile net income to net cash provided by
  operating activities:
     Depreciation and amortization                                                   249         99
     Provision for bad debts                                                         250         72
Change in operating assets and liabilities:
     Accounts receivable                                                          (4,414)    (1,501)
     Prepaid expenses and other assets                                               139         50
     Accounts payable and accrued expenses, etc.                                    1,507       (130)
     Billings in excess of costs and estimated earnings on contracts                 (83)       215
     Deferred revenue                                                                 50         --
     Federal and state income taxes                                                 (830)       (56)
                                                                                --------    -------
Net cash provided by operating activities                                          1,595        758

Investing activities:
Purchase of property and equipment                                                  (598)      (131)

Financing activities:
Principal payments under capital lease obligation                                     (9)       (10)
Proceeds from exercise of stock options and employee stock
  purchase plan                                                                      417         --
Proceeds from issuance of common stock, net                                       23,393         --
                                                                                --------    -------
Net cash provided by (used in) financing activities                               23,801        (10)

Net increase in cash and cash equivalents                                         24,798        617

Cash and cash equivalents, beginning of period                                     3,401      2,653
                                                                                --------    -------

Cash and cash equivalents, end of period                                        $ 28,199    $ 3,270
                                                                                ========    =======

Supplemental disclosure of cash flow information:
Cash paid during the period for:
     Interest                                                                   $      2    $     2
     Taxes                                                                      $  4,607    $   610


     See accompanying Notes to Condensed Consolidated Financial Statements.

                          ATLANTIC DATA SERVICES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                               September 30, 1998


1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by Atlantic Data Services, Inc. (the "Company") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six-month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for future periods of the full fiscal year. For further information, refer to the Condensed Consolidated Financial Statements and Notes thereto included in the Company's Registration Statement on Form S-1 for the year ended March 31, 1998.


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

Revenue on fixed price contracts is recognized using the percentage of completion method of accounting and is adjusted monthly for the cumulative impact of any revision in estimates. The Company determines the percentage of its contracts by comparing costs incurred to date to total estimated costs. Contract costs include all direct labor and expenses related to the contract performance. An asset, "Costs and estimated earnings in excess of billings on contracts," would represent revenues recognized in excess of amounts billed. The liability, "Billings in excess of costs and estimated earnings on contracts," represents billings in excess of revenues recognized.

Included in revenues are reimbursable contract-related travel and entertainment expenses, which are separately billed to clients.

       Earnings Per Share

On December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("FAS 128"). FAS 128 requires the presentation of two amounts, earnings per share and diluted earnings per share.

       New Accounting Pronouncements

The Company has adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," effective January 1, 1998. This statement requires the disclosure of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as net income plus revenues, expenses, gains and losses that, under generally accepted accounting principles, are excluded from net income. The components of comprehensive income, which are excluded from net income, are not significant individually or in aggregate, and therefore, no separate statement of comprehensive income has been presented.

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," ("SFAS 131") . SFAS 131 is effective for fiscal years beginning after December 15, 1997 and requires restatement of disclosures for all periods presented. Disclosure of this information for interim periods is not required in the year of adoption. The adoption of SFAS 131 will not impact the Company's financial position, results of operations or cash flows.

3.  EARNINGS PER SHARE

The following table sets forth the computation of basic earnings per share and diluted earnings per share for the three and six months ended September 30, 1998 and 1997:

                                                                                  Three Months Ended
                                                                                     September 30,
                                                                                ------------------------
                                                                                    1998         1997
                                                                                -----------   ----------

Numerator:
Net income (numerator for basic earnings per share and
  diluted earnings per share)                                                    $2,565,118   $1,051,099
                                                                                 ----------   ----------

Denominator:
Denominator for basic earnings per share - weighted average
  shares and special common shares                                               12,798,299    9,952,040
Effect of dilutive common securities:
     Common stock options                                                           427,609           --
                                                                                -----------   ----------
         Denominator for diluted earnings per share                              13,225,908    9,952,040
                                                                                -----------   ----------

Basic earnings per share                                                        $      0.20   $     0.11
                                                                                ===========   ==========

Diluted earnings per share                                                      $      0.19   $     0.11
                                                                                ===========   ==========

                                                                                   Six Months Ended
                                                                                     September 30,
                                                                                ------------------------
                                                                                   1998          1997
                                                                                -----------   ----------
Numerator:
Net income (numerator for basic earnings per share and
  diluted earnings per share)                                                   $ 4,727,348   $2,009,205
                                                                                -----------   ----------
Denominator:
Denominator for basic earnings per share - weighted average
  shares and special common shares                                               12,076,452    9,952,040
Effect of dilutive common securities:
     Common stock options                                                           405,169           --
                                                                                -----------   ----------
         Denominator for diluted earnings per share                              12,481,621    9,952,040
                                                                                -----------   ----------
Basic earnings per share                                                        $      0.39   $     0.20
                                                                                ===========   ==========
Diluted earnings per share                                                      $      0.38   $     0.20
                                                                                ===========   ==========



4.  MAJOR CUSTOMERS

The nature of the Company's services results in the Company deriving significant amounts of revenue from certain customers in a particular period. For the quarter ended September 30, 1998, four customers accounted for 20.12%, 17.78%, 13.64% and 11.54% of the Company's revenues. For the quarter ended September 30, 1997, four customers accounted for 24.0%, 14.0%, 11.3% and 11.1% of the Company's revenues.

                          ATLANTIC DATA SERVICES, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

         This Form 10-Q contains forward-looking statements including statements about capital expenditures, liquidity and sources of funds, working capital needs, increases in personnel and related costs, general and administrative expenses, sales and marketing expenses and other costs as a percentage of revenue, and management's operating plans and objectives. These forward-looking statements are subject to a number of risks and uncertainties that may cause actual results to differ materially from expectations. Those risks and uncertainties include, but are not limited to, variability of quarterly operating results, dependence on the financial services industry, concentration of revenues and dependence on customers, management of growth, availability of professional staff, competitive pressures in the IT and systems integration market, and risks associated with fixed price contracts, dependence on the Year 2000 market, rapid technological changes and risks and uncertainties related to the Year 2000 change on the Company's internal operating and computer systems. Further information on factors that could cause results to differ from those anticipated is included in filings made by the Company from time to time with the Securities and Exchange Commission, including, but not limited to the Company's Registration Statement on Form S-1, as filed with the SEC on March 26, 1998, as amended. Any forward-looking statements should be considered in light of these factors.


IMPACT OF YEAR 2000

         The Year 2000 issue is the result of computer programs using a two-digit format, as opposed to four digits, to indicate the year. Computer systems based on a two-digit format will be unable to interpret dates beyond the year 1999 which could cause a system failure or other computer errors, leading to disruptions in operations. The Year 2000 problem affects virtually all computer systems, processes, and products in all segments of the economy. The Company is aware of the issues associated with the Year 2000 issue and believes that it has three general areas of potential exposure: (1) its own service offerings and products; (2) its internal informational systems; and (3) the effects of third party compliance efforts. Based on the Company's analysis through September 30, 1998, the Company does not believe that the Year 2000 issue will materially affect its business.

           - SERVICE OFFERINGS AND PRODUCTS. The Company believes that its information technology ("IT") strategy consulting and systems integration services offerings to its customers will not be affected by the Year 2000 issue because such IT service offerings do not involve computer processes that store or manipulate date-related fields. The Company will continue to monitor newly developed or acquired IT service offerings and products for Year 2000 compliance. In the event that any of the Company's developed or acquired IT service offerings or products are not Year 2000 compliant in a timely manner, the Company's sales may decline materially, customers and those with whom they do business may assert product liability and other claims, and the Company's business, results of operations and financial condition would be materially and adversely affected.

           - INTERNAL INFORMATION SYSTEMS. The Company has commenced and has partially completed an assessment of its major internal operating systems, computer hardware and other equipment and is continuing to monitor any new additions to its internal operating systems for Year 2000 compliance. The Company is in the early stages of identifying and evaluating its computer hardware and other equipment-related systems for Year 2000 exposure. The Company is using its own IT consulting services to assess its desktop concerns, including software packages. The Company expects this assessment to be complete by December 31, 1998. If the Company's major internal operating systems are not Year 2000 compliant in a timely manner, the Company's business operations would be materially and adversely affected and the Company may be required to incur unanticipated expenses to remedy any problems not addressed by these compliance efforts including costs of replacement or remediation of internal and vended systems.

           - EFFECTS OF THIRD PARTY COMPLIANCE. The Company is currently evaluating the Year 2000 readiness of its material suppliers and other strategic relationships. The Company intends to contact material suppliers and other strategic relationships through written or telephone inquires and will evaluate responses on a case-by-case basis. The Company will place the emphasis of its review on its primary suppliers, such as payroll services, computer services and phone systems. The Company believes that the problems related to computer systems used by its material suppliers and other strategic relationships could have a material adverse effect on the Company's business, results of operations and financial condition.

         The Company has established a Year 2000 Committee to lead and coordinate its Year 2000 compliance efforts. The goal of the Company's Year 2000 compliance program is to assess the risk and impact of potential system failures and to mitigate those risks through appropriate measures. The Company has upgraded and replaced some of its non-Year 2000 compliant hardware and software systems, including its telephone system, and intends to update and replace other hardware and software systems as the Year 2000 Committee assesses the Company's Year 2000 risks. Since the Year 2000 problem may have far-reaching and unpredictable effects, management does not expect that the Company's Year 2000 compliance program will be able to eliminate all risk to the Company associated with the century change.

         The Company has not separately tracked the costs of its Year 2000 compliance program for years before fiscal 1999. The Company projects that the cost to address Year 2000 compliance issues in fiscal 1999 and fiscal 2000 are expected not to exceed an estimated $90,000. This projection is based on costs estimated at the end of fiscal 1998, and it is likely that the Company's actual costs will be different. Because the Company has not yet determined the specific cost of repairing systems other than mission-critical systems, these estimates are subject to change. Funds for costs associated with the Company's Year 2000 compliance efforts will come out of working capital.

         The Company is in the process of developing its contingency plans in the event that its internal operating systems, suppliers, facilities, IT service offerings or products, or any other components of its business operations, fail to operate in compliance with the Year 2000. The Company expects to develop its contingency plans by December 31, 1998. The cost of the Company's Year 2000 compliance program has not had and is not expected to have a material effect on the Company's results of operations or liquidity. However, there can be no assurance that the Company will not experience material adverse consequences in the event that the Company's Year 2000 compliance program is not successful or its suppliers and other strategic relationships are unable to resolve their Year 2000 compliance issues in a timely manner.

         The information concerning the Company's Year 2000 compliance effort includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause actual events or costs to be materially different than indicated by such forward-looking statements. These factors include, among others, unanticipated costs of remediation and replacement of the

Company's Year 2000 compliance efforts, the Company's inability to meet its targeted dates as scheduled and the failure of the Company's material suppliers and other strategic relationships to ensure Year 2000 compliance. Any estimates and projections described have been developed by the management of the Company and are based on the Company's best judgments together with the information that is available to date. Due to the many uncertainties surrounding the Year 2000 issue, the Company's stockholders are cautioned not to place undue reliance on such forward-looking statements.

OVERVIEW

         ADS provides IT strategy consulting and systems integration services to customers exclusively in the financial services industry, primarily banks. The Company's service offerings are organized around five practice areas: IT Strategy Consulting, Consolidations and Conversions, Year 2000 Resolution, Application Outsourcing, and Electronic Commerce and Home Banking.

         The Company was organized in Massachusetts in 1980 to provide consulting services to banks and bank service bureaus. The Company's revenues are derived primarily from professional fees billed to customers on a time and materials basis, or in certain instances on a fixed price basis. Included in revenues are reimbursable contract-related travel and entertainment expenses, which are separately billed to clients. Substantially all of the Company's contracts, other than fixed price contracts, are terminable by the customer following limited notice and without significant penalty to the customer. Revenues from fixed price contracts represented approximately 13.2% and 5.4% of the Company's revenues for the quarters ended September 30, 1997 and 1998, respectively.

         Revenues from the Company's five largest customers for the quarters ended September 30, 1997 and 1998, were 68.8% and 69.6%, respectively, as a percentage of revenues. For the quarter ended September 30, 1997, Associated Banc-Corp., Nations Bank Corporation (Barnett Bank), First Security Information Technology, Inc. and ABN-AMRO accounted for approximately 24.0%, 14.0%, 11.3% and 11.1%, respectively, of revenues. For the quarter ended September 30, 1998, National City Corporation, First Security Information Technology, Inc., Associated Banc-Corp. and USTrust accounted for approximately 20.1%, 17.8%, 13.6% and 11.5%, respectively, of revenues.

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


VARIABILITY OF QUARTERLY OPERATING RESULTS

         Variations in the Company's revenues and operating results have occurred from quarter to quarter and may continue to occur as a result of a number of factors. Quarterly revenues and operating results can depend on the number, size and scope of customer projects commenced and completed during a quarter, employee utilization rates, billing rates, the number of working days in a quarter, the timing of introduction of new service offerings, both by the Company and its competitors, changes in pricing, both by the Company and its competitors, and general economic conditions. The timing of revenues is difficult to forecast because the Company's sales cycle is relatively long, ranging from one to six months for new projects with existing customers and three to six months for new customers, and may depend on factors such as the size and scope of projects or other factors that adversely impact the financial services industry and general economic conditions. In addition, the relatively long length of the Company's sales cycle may negatively impact the operating results for any particular quarter as a result of increased sales and marketing expenses without associated increase in revenues in the particular quarter. Furthermore, many of the Company's projects are, and may be in the future, terminable with customer penalty. An unanticipated termination of a major project or loss of a major customer could require the Company to maintain or terminate underutilized employees, resulting in a higher than expected number of unassigned persons or higher than expected severance expenses.


QUARTERS ENDED SEPTEMBER 30, 1998 AND 1997

REVENUES

         Revenues increased 100% for the quarter ended September 30, 1998 over the quarter ended September 30, 1997, from $9.1 million to $18.2 million. This increase was primarily due to an increase in volume of services delivered to customers and an increase in the average billing rate.

COST OF REVENUES

         Cost of revenues increased 100% from $5.3 million for the quarter ended September 30, 1997 to $10.5 million for the quarter ended September 30, 1998, representing 57.7% and 57.9%, respectively, of revenues in each quarter. The dollar increase in cost of revenues was primarily due to an increase in billable personnel from 188 at September 30, 1997 to 321 at September 30, 1998.

SALES AND MARKETING

         Sales and marketing expenses increased 84.1% from $.7 million for the quarter ended September 30, 1997 to $1.3 million for the quarter ended September 30, 1998, representing 7.5% and 6.9% of revenues, respectively. This increase resulted primarily from the Company's decision to expand its sales and marketing group from ten (10) employees at September 30, 1997 to eighteen (18) employees at September 30, 1998, the increase in sales commissions related to the significant increase in revenues, travel related expenses for the sales group, as well as increased investment in marketing initiatives. The Company expects its sales and marketing expenses to increase in absolute dollars as the Company continues to add sales and marketing staff.

GENERAL AND ADMINISTRATIVE

         General and administrative expenses increased 62.4% from $1.4 million for the quarter ended September 30, 1997 to $2.2 million for the quarter ended September 30, 1998, representing 15.2% and 12.4% of revenues, respectively. This increase is primarily due to increases in recruiting, occupancy and equipment costs to support the Company's expansion, as well as costs associated with being a public company. The decrease in general and administrative expenses as a percentage of revenues reflects the significant increase in revenues for the quarter ended September 30, 1998 compared to the quarter ended September 30, 1997. The Company expects that general and administrative expenses will increase in absolute dollars as personnel and facilities are added to support the Company's growth and as the Company incurs costs associated with being a public company.

INTEREST INCOME

         Interest income increased $335,000 from $29,000 for the quarter ended September 30, 1997 to $364,000 for the quarter ended September 30, 1998. This increase was principally due to the increase in the amount of cash and cash equivalents available for investment because of the net proceeds received from the Company's initial public offering on May 28, 1998 of $23.4 million.

PROVISION FOR INCOME TAXES

         The provision for income taxes increased $1.2 million from $.8 million for the quarter ended September 30, 1997 to $2.0 million for the quarter ended September 30, 1998, resulting in effective tax rates of 42.0% and 43.2%, respectively. The Company's tax rate may vary from period to period based on its expansion into areas with varying state and local statutory income tax rates. The increase in the effective tax rate is primarily due to differences in applicable state income tax rates.

SIX MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

REVENUES

         Revenues increased 105.4% for the six months ended September 30, 1998 over the six months ended September 30, 1997, from $17.3 million to $35.6 million. This increase was primarily due to an increase in volume of services delivered to customers and an increase in the average billing rate.

COST OF REVENUES

         Cost of revenues increased 105% from $10.0 million for the six months ended September 30, 1997 to $20.5 million for the six months ended September 30, 1998, representing 57.7% and 57.5%, respectively, of revenues in each period. The dollar increase in cost of revenues was primarily due to an increase in billable personnel from 188 at September 30, 1997 to 321 at September 30, 1998.

SALES AND MARKETING

         Sales and marketing expenses increased 122% from $1.3 million for the six months ended September 30, 1997 to $2.8 million for the six months ended September 30, 1998, representing 7.3% and 7.9% of revenues, respectively. This increase resulted primarily from the Company's decision to expand its sales and marketing group from ten (10) employees at September 30, 1997 to eighteen (18) employees at September 30, 1998, the increase in sales commissions related to the significant increase in revenues, travel related expenses for the sales group, as well as increased investment in marketing initiatives. The Company expects its sales and marketing expenses to increase in absolute dollars as the Company continues to add sales and marketing staff.

GENERAL AND ADMINISTRATIVE

         General and administrative expenses increased 71.2% from $2.7 million for the six months ended September 30, 1997 to $4.6 million for the six months ended September 30, 1998, representing 15.3% and 12.8% of revenues, respectively. This increase is primarily due to increases in recruiting, occupancy and equipment costs to support the Company's expansion, as well as costs associated with being a public company. The decrease in general and administrative expenses as a percentage of revenues reflects the significant increase in revenues for the six months ended September 30, 1998 compared to the six months ended September 30, 1997. The Company expects that general and administrative expenses will increase in absolute dollars as personnel and facilities are added to support the Company's growth and as the Company incurs costs associated with being a public company.

INTEREST INCOME

         Interest income increased $460,000 from $57,000 for the six months ended September 30, 1997 to $517,000 for the six months ended September 30, 1998. This increase was principally due to the increase in the amount of cash and cash equivalents available for investment because of the net proceeds received from the Company's initial public offering on May 28, 1998 of $23.4 million.

PROVISION FOR INCOME TAXES

         The provision for income taxes increased $2.1 million from $1.5 million for the six months ended September 30, 1997 to $3.6 million for the six months ended September 30, 1998, resulting in effective tax rates of 42.0% and 42.9%, respectively. The Company's tax rate may vary from period to period based on its expansion into areas with varying state and local statutory income tax rates. The increase in the effective tax rate is primarily due to differences in applicable state income tax rates.

LIQUIDITY AND CAPITAL RESOURCES

         In May 1998, the Company completed its initial public offering of 2,500,000 shares of which 2,000,000 shares were offered by the Company at a price of $13 per share. The net proceeds to the Company after deducting underwriting discounts and commissions and offering expenses payable by the Company was approximately $23.4 million.

         The Company has no long-term debt and continues to operate primarily debt-free. Working capital increased to $35.6 million at September 30, 1998 compared to $33.1 million at June 30, 1998. This increase was primarily due to an increase in accounts receivable of $1.5 million. The Company's days sales in accounts receivable at September 30, 1998 was 66 compared to 56 days at September 30, 1997. The increase in days sales outstanding was the result of some customers paying more slowly during the quarter ended September 30, 1998 than during the quarter ended September 30, 1997.

         Capital expenditures for the quarter ended September 30, 1998 of $349,000 were primarily to support new employees and the growth of the Company. Capital expenditures for the remainder of fiscal 1999 are expected to be approximately $500,000 and will be used principally for computer and other equipment and to a lesser extent leasehold improvements.

         The Company expects that existing cash and cash equivalent balances, together with cash provided from operations, will be sufficient to meet the Company's working capital and capital expenditure requirements for at least the next twelve (12) months. However, the Company is currently experiencing a period of growth which could place a strain on the Company's financial resources. In order to meet client demand for the Company's services in fiscal 1999, the Company expects to continue to increase its professional staff. Although the Company's plans to hire personnel are in response to increased demand for the Company's services, a portion of these expenses will be incurred in anticipation of increased demand. Operating results and liquidity may be adversely affected if market demand and revenues do not increase as anticipated.

         To date, inflation has not had a material impact on the Company's financial results.
                                       14

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

On June 22, 1998, the Representatives, on behalf of the several underwriters, purchased 375,000 shares of Common Stock from certain stockholders of the Company pursuant to the exercise of the Underwriters' Option.

The aggregate offering price of the IPO to the public was $32,500,000 (exclusive of the Underwriters' Option), with proceeds to the Company and the selling stockholders, after deduction of underwriting discounts, of $24,180,000 (before deducting offering expenses payable by the Company) and $6,045,000, respectively. The aggregate offering price of the Underwriters' Option exercised was $4,875,000, with proceeds to the selling stockholders, after deduction of the underwriting discounts and commissions, of $4,533,750.

From May 21, 1998 through September 30, 1998, the aggregate amount of expenses incurred by the Company in connection with the issuance and distribution of the shares of Common Stock offered and sold in the IPO were approximately $3,062,000, including $2,275,000 in underwriting discounts and approximately $787,000 in other expenses.

None of the expenses paid by the Company in connection with the IPO or the exercise of the Underwriters' Option were paid, directly or indirectly, to directors, officers, persons owning ten percent or more of the Company's equity securities, or affiliates of the Company.

The net proceeds to the Company from the IPO, after deducting underwriting discounts and commissions and other expenses, were approximately $23,393,000.

From May 21, 1998 through September 30, 1998, the Company has applied approximately $349,000 of the net proceeds from the IPO to working capital. The Company invested the balance of such net proceeds primarily in Money Market Accounts.

None of the net proceeds from the IPO were used to pay, directly or indirectly, directors, officers, persons owning ten percent or more of the Company's equity securities, or affiliates of the Company.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

           (a)   Exhibits

                 27.1   Financial data schedule

           (b)   Reports on Form 8-K

                 On September 10, 1998, the Company filed a Form 8-K with the Securities and Exchange Commission to report a change in the Registrant's Certifying Accountant.

                                   SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          ATLANTIC DATA SERVICES, INC.




Date:  November 4, 1998               By: /s/ Robert W. Howe
                                      ----------------------
                                      Robert W. Howe
                                      Chairman and Chief Executive Officer




Date:  November 4, 1998               By: /s/ Paul K. McGrath
                                      -----------------------
                                      Paul K. McGrath
                                      Senior Vice President and Chief Financial
                                          Officer (Principal Financial and
                                          Accounting Officer)

                                  EXHIBIT INDEX
                                  -------------
                                                                          Page
                                                                          ----

27.1 - Financial Data Schedule                                             19