Form 10-Q
period 1998-12-31
ATLANTIC DATA SERVICES INC
filed 1999-02-16
CIK 1052773

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q
                                    ---------

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended DECEMBER 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from__________to_________.


                        Commission File Number 000-24193


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

                                (617) 770 - 3333
              (Registrant's Telephone Number, Including Area Code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [ X ] No [   ]
                                        ---      ---

As of January 31, 1999, there were 12,863,542 shares of the Registrant's Common Stock, $.01 par value per share, outstanding.

                          ATLANTIC DATA SERVICES, INC.

                                TABLE OF CONTENTS



                                                                                          Page
                                                                                          ----
PART I -  FINANCIAL INFORMATION


ITEM 1:   Financial Statements

Condensed Consolidated Balance Sheets as of December 31, 1998 (Unaudited)
 and March 31, 1998                                                                         3

Condensed Consolidated Statements of Income for the Three and Nine Months                   4
 Ended December 31, 1998 and 1997 (Unaudited)

Condensed Consolidated Statements of Cash Flows for the Nine                                5
 Months Ended December 31, 1998 and 1997 (Unaudited)

Notes to Condensed Consolidated Financial Statements                                        6

ITEM 2:   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                             9


PART II - OTHER INFORMATION

ITEM 2:   Changes in Securities and Use of Proceeds                                        15

ITEM 6:   Exhibits and Reports on Form 8-K                                                 16


SIGNATURES                                                                                 17


EXHIBIT INDEX                                                                              18


                          ATLANTIC DATA SERVICES, INC.
                      Condensed Consolidated Balance Sheets
                    (in thousands, except share related data)



                                                                          December 31,    March 31,
                                                                              1998          1998
                                                                          ------------    ---------
                                                                           (Unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                                              $ 32,939       $  3,401
     Accounts receivable, net of allowances of $725 and $375
       at December 31, 1998 and March 31, 1998, respectively                  10,863          9,100
     Prepaid expenses                                                            506            462
     Deferred taxes                                                              284            284
                                                                            --------       --------
         Total current assets                                                 44,592         13,247
     Property and equipment, net                                               1,372            995
     Other assets                                                                209            243
                                                                            --------       --------
TOTAL ASSETS                                                                $ 46,173       $ 14,485
                                                                            ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued expenses                                  $  5,445       $  4,174
     Billings in excess of costs and estimated earnings on contracts             163            640
     Federal and state income taxes                                              154            830
     Other current liabilities                                                    97            123
                                                                            --------       --------
         Total current liabilities                                             5,859          5,767
                                                                            --------       --------

Capital lease obligation                                                          22             35
                                                                            --------       --------

Stockholders' equity:
     Preferred stock, $.01 par value, 1,000,000 authorized,
       no shares issued or outstanding                                            --             --
     Common stock, $.01 par value, 60,000,000 shares authorized,
       12,975,542 shares issued and 12,863,542 outstanding
       at December 31, 1998 and 11,746,840 shares authorized,
       6,847,960 shares issued and outstanding at March 31, 1998                 130             68
     Class A common stock, $.01 par value, no shares authorized, issued or outstanding at December 31, 1998 and 1,694,800 shares
       authorized, 928,790 shares issued and 816,790 outstanding at
       March 31, 1998                                                             --              9
     Special common stock, $.01 par value, no shares authorized, issued or outstanding at December 31, 1998 and 3,104,080 shares
       authorized, issued and outstanding at March 31, 1998                       --             31
     Additional paid-in capital                                               26,452          2,245
     Retained earnings                                                        13,735          6,355
     Less:  Treasury common stock at cost, 112,000 shares                        (25)           (25)
                                                                            --------       --------
         Total stockholders' equity                                           40,292          8,683
                                                                            --------       --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $ 46,173       $ 14,485
                                                                            ========       ========


See accompanying Notes to Condensed Consolidated Financial Statements.


                          ATLANTIC DATA SERVICES, INC.

                   Condensed Consolidated Statements of Income
                    (in thousands, except share related data)
                                   (Unaudited)


                                                  Three Months Ended              Nine Months Ended
                                                      December 31,                    December 31,
                                               ---------------------------    --------------------------
                                                   1998           1997            1998           1997
                                               --------------    ---------    -----------     ----------

Revenues                                       $ 18,731        $ 10,870        $ 54,364        $ 28,219
Cost of revenues                                 10,891           6,236          31,393          16,252
                                               --------        --------        --------        --------

Gross profit                                      7,840           4,634          22,971          11,967

Operating expenses:
     Sales and marketing                          1,252             883           4,064           2,147
     General and administrative                   2,269           1,615           6,822           4,274
                                               --------        --------        --------        --------

         Total operating expenses                 3,521           2,498          10,886           6,421

Income from operations                            4,319           2,136          12,085           5,546

Interest income                                     357              52             873             109
Interest expense                                     (1)             (1)             (3)             (4)
                                               --------        --------        --------        --------

Income before provision for income taxes          4,675           2,187          12,955           5,651
Provision for income taxes                        2,022             919           5,575           2,374
                                               --------        --------        --------        --------

         Net income                            $  2,653        $  1,268        $  7,380        $  3,277
                                               ========        ========        ========        ========

Basic earnings per share                       $    .21        $    .13        $    .60        $    .33
                                               ========        ========        ========        ========

Shares used in basic earnings per
  share calculation                              12,854           9,952          12,335           9,952
                                               ========        ========        ========        ========

Diluted earnings per share                     $    .20        $    .13        $    .58        $    .33
                                               ========        ========        ========        ========

Shares used in diluted earnings per
  share calculation                              13,292           9,952          12,752           9,952
                                               ========        ========        ========        ========




See accompanying Notes to Condensed Consolidated Financial Statements.

                          ATLANTIC DATA SERVICES, INC.

                 Condensed Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)

                                                                           Nine Months Ended
                                                                              December 31,
                                                                       -------------------------
                                                                          1998        1997
                                                                       ---------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                              $  7,380    $  3,277
Adjustments to reconcile net income to net cash provided by
  operating activities:
    Depreciation and amortization                                            401         160
    Provision for bad debts                                                  350         108
    Other                                                                     --          12
    Tax benefit from exercise of stock options                               170         385
    Change in assets and liabilities:
      Accounts receivable                                                 (2,113)     (2,492)
      Costs and estimated earnings on contracts in excess of billings         --         185
      Prepaid expenses and other assets                                      (10)       (126)
      Accounts payable, accrued expenses, and other current
        liabilities                                                        1,274       1,393
      Billings in excess of costs and estimated earnings on contracts       (477)        298
      Deferred revenue                                                       (30)       --
      Federal and state income taxes                                        (676)       (487)
                                                                        --------    --------
Net cash provided by operating activities                                  6,269       2,713
                                                                        --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                                          (781)       (392)
                                                                        --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments under capital lease obligation                            (13)        (15)
Proceeds from exercise of stock options and
  employee stock purchase plan                                               692         396
Proceeds from issuance of common stock, net                               23,371        --
                                                                        --------    --------
Net cash provided by (used in) financing activities                       24,050         381
                                                                        --------    --------

Net increase in cash and cash equivalents                                 29,538       2,702

Cash and cash equivalents, beginning of period                             3,401       2,653
                                                                        --------    --------

Cash and cash equivalents, end of period                                $ 32,939    $  5,355
                                                                        ========    ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
     Interest                                                           $      3    $      4
                                                                        ========    ========
     Taxes                                                              $  6,444    $  2,266
                                                                        ========    ========

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
 FINANCING ACTIVITIES:
     Dividends declared                                                 $     --    $  3,000
                                                                        ========    ========




See accompanying Notes to Condensed Consolidated Financial Statements.

                          ATLANTIC DATA SERVICES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                December 31, 1998


1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by Atlantic Data Services, Inc. (the "Company") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended December 31, 1998 are not necessarily indicative of the results that may be expected for future periods of the full fiscal year. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes included in the Company's Registration Statement on Form S-1 for the year ended March 31, 1998.

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

New Accounting Pronouncements

The Company has adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," effective January 1, 1998. This statement requires the disclosure of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as net income plus revenues, expenses, gains and losses that, under generally accepted accounting principles, are excluded from net income. The components of comprehensive income, which are excluded from net income, are not significant individually or in the aggregate, and therefore, no separate statement of comprehensive income has been presented.

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


3. EARNINGS PER SHARE

The following table sets forth the computation of basic earnings per share and diluted earnings per share for the three and nine months ended December 31, 1998 and 1997:


                                                            Three Months Ended
                                                               December 31,
                                                          ---------------------
                                                            1998         1997
                                                          --------      -------
                                                          (in thousands, except
                                                           share related data)

Numerator:
Net income (numerator for basic earnings
  per share and diluted earnings per share)               $ 2,653       $ 1,268
                                                          -------       -------

Denominator:
Denominator for basic earnings per share - weighted
  average shares and special common shares                 12,853         9,952
Effect of dilutive common securities:
     Common stock options                                     439            --
                                                          -------       -------
         Denominator for diluted earnings per share        13,292         9,952
                                                          -------       -------

Basic earnings per share                                  $   .21       $   .13
                                                          =======       =======

Diluted earnings per share                                $   .20       $   .13
                                                          =======       =======



                                                           Nine Months Ended
                                                              December 31,
                                                        -----------------------
                                                          1998            1997
                                                        -------         -------
                                                         in thousands, except
                                                          share related data)

Numerator:
Net income (numerator for basic earnings
  per share and diluted earnings per share)             $ 7,381         $ 3,277
                                                        -------         -------

Denominator:
Denominator for basic earnings per share - weighted
  average shares and special common shares               12,335           9,952
Effect of dilutive common securities:
     Common stock options                                   416            --
                                                        -------         -------
         Denominator for diluted earnings per share      12,751           9,952
                                                        -------         -------

Basic earnings per share                                $   .60         $   .33
                                                        =======         =======

Diluted earnings per share                              $   .58         $   .33
                                                        =======         =======




4. MAJOR CUSTOMERS

The nature of the Company's services results in the Company deriving significant amounts of revenue from certain customers in a particular period. For the quarter ended December 31, 1998, four customers accounted for 17.5%, 16.5%, 16.4% and 13.2% of the Company's revenues. For the quarter ended December 31, 1997, four customers accounted for 18.3%, 16.0%, 15.4% and 10.5% of the Company's revenues.

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

The Company was organized in Massachusetts in 1980 to provide consulting services to banks and bank service bureaus. The Company's revenues are derived primarily from professional fees billed to customers on a time and materials basis, or in certain instances on a fixed price basis. Included in revenues are reimbursable contract-related travel and entertainment expenses, which are separately billed to clients. Substantially all of the Company's contracts, other than fixed price contracts, are terminable by the customer following limited notice and without significant penalty to the customer. Revenues from fixed price contracts represented approximately 15.7% and 8.4% of the Company's revenues for the quarters ended December 31, 1997 and 1998, respectively.

Revenues from the Company's five largest customers for the quarters ended December 31, 1997 and 1998, were 69.8% and 69.1%, respectively, as a percentage of revenues. For the quarter ended December 31, 1997, Associated Banc-Corp., National City Corporation, First Security Information Technology, Inc. and NationsBank (Barnett Bank) accounted for approximately 18.3%, 16.0%, 15.4% and 10.5%, respectively, of revenues. For the quarter ended December 31, 1998, First Security Information Technology, Inc., Associated Banc-Corp., National City Corporation and US Trust accounted for approximately 17.5%, 16.5%, 16.4% and 13.2%, respectively, of revenues.

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


CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

This Form 10-Q contains forward-looking statements. Forward-looking statements and the contents in this Form 10-Q are made pursuant to the safe-harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended. Such statements relating to, among other things, events, conditions and financial trends that may effect the Company's future plans of operations, business strategy, growth of operations and financial position, including any statements relating to new customer opportunities and replacement of lost revenue, are not guarantees of future performance and are necessarily subject to risks and uncertainties, some of which are significant in scope and nature that could cause actual results to differ materially from forward-looking statements and those results anticipated. Such risks and uncertainties include, but may not be limited to, variability in quarterly operating results, including the effects of customer purchasing patterns due to Year 2000 issues, dependence on the financial services industry, concentration of revenues and the Company's dependence on major customers, competition for, availability of and retention of professional staff, the impact of a major customer's recent decision not to extend its contracts with the Company beyond December 31, 1998 (discussed below), and other factors described in the Company's filings with the Securities and Exchange Commission, including those set forth under "Risk Factors" in the Company's Registration Statement on Form S-1, as amended, as filed with the Securities and Exchange Commission and declared effective on May 21, 1998.

VARIABILITY OF QUARTERLY OPERATING RESULTS

Variations in the Company's revenues and operating results have occurred from quarter to quarter and may continue to occur as a result of a number of factors. Quarterly revenues and operating results can depend on the number, size and scope of customer projects commenced and completed during a quarter, employee utilization rates, billing rates, the number of working days in a quarter, the timing of introduction of new service offerings, both by the Company and its competitors, changes in pricing, both by the Company and its competitors, and general economic conditions. The timing of revenues is difficult to forecast because the Company's sales cycle is relatively long, ranging from one to six months for new projects with existing customers and three to six months for new customers, and may depend on factors such as the size and scope of projects or other factors that adversely impact the financial services industry and general economic conditions. In addition, the relatively long length of the Company's sales cycle may negatively impact the operating results for any particular quarter as a result of increased sales and marketing expenses without associated increase in revenues in the particular quarter. Furthermore, many of the Company's projects are, and may be in the future, terminable without customer penalty. An unanticipated termination of a major project or loss of a major customer could require the Company to maintain or terminate under utilized employees, resulting in a higher than expected number of unassigned persons or higher than expected severance expenses.

On December 21, 1998, the Company announced that one of its major customers would not be extending its contracts beyond December 31, 1998. For the nine months ended December 31, 1998, this customer accounted for approximately 19.8% of the Company's revenues. In addition, on January 23, 1999, the Company announced the resignation of David E. Olsson, Executive Vice President and Director of Business Development. These events, either individually or in the aggregate, could adversely affect the Company's operating results and growth rate for the quarters ended March 31, 1999 and beyond.

QUARTERS ENDED DECEMBER 31, 1998 AND 1997

REVENUES

Revenues increased 72.3% for the quarter ended December 31, 1998 over the quarter ended December 31, 1997, from $10.9 million to $18.7 million. This increase was primarily due to an increase in volume of services delivered to customers and an increase in the average billing rate.

COST OF REVENUES

Cost of revenues increased 74.6% from $6.2 million for the quarter ended December 31, 1997 to $10.9 million for the quarter ended December 31, 1998, representing 57.4% and 58.1%, respectively, of revenues in each quarter. The dollar increase in cost of revenues was primarily due to an increase in billable personnel from 221 at December 31, 1997 to 316 at December 31, 1998.

SALES AND MARKETING

Sales and marketing expenses increased 42% from $.9 million for the quarter ended December 31, 1997 to $1.3 million for the quarter ended December 31, 1998, representing 8.1% and 6.7% of revenues, respectively. This increase resulted primarily from the Company's decision to expand its sales and marketing group from 13 employees at December 31, 1997 to 17 employees at December 31, 1998, the increase in sales commissions related to the significant increase in revenues, travel related expenses for the sales group, as well as increased investment in marketing initiatives. The Company expects its sales and marketing expenses to increase in absolute dollars as the Company continues to add sales and marketing staff.

GENERAL AND ADMINISTRATIVE

General and administrative expenses increased 40% from $1.6 million for the quarter ended December 31, 1997 to $2.3 million for the quarter ended December 31, 1998, representing 14.9% and 12.1% of revenues, respectively. This increase is primarily due to increases in recruiting, occupancy and equipment costs to support the Company's expansion, as well as costs associated with being a public company. The decrease in general and administrative expenses as a percentage of revenues reflects the significant increase in revenues for the quarter ended December 31, 1998 compared to the quarter ended December 31, 1997.

INTEREST INCOME

Interest income increased $305,000 from $52,000 for the quarter ended December 31, 1997 to $357,000 for the quarter ended December 31, 1998. This increase was principally due to the increase in the amount of cash and cash equivalents available for investment because of the net proceeds received from the Company's initial public offering completed on May 28, 1998 of $23.4 million.

PROVISION FOR INCOME TAXES

The provision for income taxes increased $1.1 million from $.9 million for the quarter ended December 31, 1997 to $2.0 million for the quarter ended
December 31, 1998, resulting in effective tax rates of 42% and 43.3%, respectively. The Company's tax rate may vary from period to period based on its expansion into areas with varying state and local statutory income tax rates. The increase in the effective tax rate is primarily due to differences in applicable state income tax rates.


NINE MONTHS ENDED DECEMBER 31, 1998 AND 1997

REVENUES

Revenues increased 93% for the nine months ended December 31, 1998 over the nine months ended December 31, 1997, from $28.2 million to $54.4 million. This increase was primarily due to an increase in volume of services delivered to customers and an increase in the average billing rate.

COST OF REVENUES

Cost of revenues increased 93% from $16.3 million for the nine months ended December 31, 1997 to $31.4 million for the nine months ended December 31, 1998, representing 57.6% and 57.7%, respectively, of revenues in each period. The dollar increase in cost of revenues was primarily due to an increase in billable personnel from 221 at December 31, 1997 to 316 at December 31, 1998.

SALES AND MARKETING

Sales and marketing expenses increased 89% from $2.1 million for the nine months ended December 31, 1997 to $4.1 million for the nine months ended December 31, 1998, representing 7.6% and 7.5% of revenues, respectively. This increase resulted primarily from the Company's decision to expand its sales and marketing group from thirteen employees at December 31, 1997 to seventeen employees at December 31, 1998, the increase in sales commissions related to the significant increase in revenues, travel related expenses for the sales group, as well as increased investment in marketing initiatives. The Company expects its sales and marketing expenses to increase in absolute dollars as the Company continues to add sales and marketing staff.

GENERAL AND ADMINISTRATIVE

General and administrative expenses increased 60% from $4.3 million for the nine months ended December 31, 1997 to $6.8 million for the nine months ended December 31, 1998, representing 15.1% and 12.5% of revenues, respectively. This increase is primarily due to increases in recruiting, occupancy and equipment costs to support the Company's expansion, as well as costs associated with being a public company. The decrease in general and administrative expenses as a percentage of revenues reflects the significant increase in revenues for the nine months ended December 31, 1998 compared to the nine months ended December 31, 1997. The Company expects that general and administrative expenses will increase over time in absolute dollars as personnel and facilities are added and as the Company incurs costs associated with being a public company.

INTEREST INCOME

Interest income increased $764,000 from $109,000 for the nine months ended December 31, 1997 to $873,000 for the nine months ended December 31, 1998. This increase was principally due to the increase in the amount of cash and cash equivalents available for investment because of the net proceeds received from the Company's initial public offering completed on May 28, 1998 of $23.4 million.

PROVISION FOR INCOME TAXES

The provision for income taxes increased $3.2 million from $2.4 million for the nine months ended December 31, 1997 to $5.6 million for the nine months ended December 31, 1998, resulting in effective tax rates of 42% and 43%, respectively. The Company's tax rate may vary from period to period based on its expansion into areas with varying state and local statutory income tax rates. The increase in the effective tax rate is primarily due to differences in applicable state income tax rates.


LIQUIDITY AND CAPITAL RESOURCES

In May 1998, the Company completed its initial public offering of 2,500,000 shares of which 2,000,000 shares were offered by the Company at a price of $13 per share (the "IPO"). The net proceeds to the Company after deducting underwriting discounts and commissions and offering expenses payable by the Company were approximately $23.4 million.

The Company has no long-term debt and continues to operate primarily debt-free. Working capital increased to $38.7 million at December 31, 1998 compared to $7.5 million at March 31, 1998. This increase was primarily due to an increase in cash of $29.5 million and an increase in accounts receivable of $2.1 million. Net proceeds from the IPO of $23.4 million contributed to the increase in cash as well as increased profitability. The Company's days sales in accounts receivable at December 31, 1998 was

52 compared to 56 days at March 31, 1998. The decrease in days sales outstanding was the result of increased emphasis on collections.

Capital expenditures for the quarter ended December 31, 1998 of $179,000 were primarily to support the addition of new employees. Capital expenditures for the remainder of fiscal 1999 are expected to be approximately $250,000 and will be used principally for computer and other equipment and to a lesser extent leasehold improvements.

The Company expects that existing cash and cash equivalent balances, together with cash provided from operations, will be sufficient to meet the Company's working capital and capital expenditure requirements for at least the next twelve months.

IMPACT OF YEAR 2000

The Year 2000 issue is the result of computer programs using a two-digit format, as opposed to four digits, to indicate the year. Computer systems based on a two-digit format will be unable to interpret dates beyond the year 1999 which could cause a system failure or other computer errors, leading to disruptions in operations. The Year 2000 problem affects virtually all computer systems, processes, and products in all segments of the economy. The Company is aware of the issues associated with the Year 2000 issue and believes that it has three general areas of potential exposure: (1) its own service offerings and products;
(2) its internal informational systems; and (3) the effects of third party compliance efforts. Based on the Company's analysis through December 31, 1998, the Company does not believe that the Year 2000 issue will materially affect its business.

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

- INTERNAL INFORMATION SYSTEMS. The Company has commenced and has partially completed an assessment of its major internal operating systems, computer hardware and other equipment and is continuing to monitor any new additions to its internal operating systems for Year 2000 compliance. The Company completed its assessment of Year 2000 risks and is in the process of developing its contingency plans in the event that its internal operating systems, suppliers, facilities, IT service offerings or products, or any other components of its business operations, fail to operate in compliance with the Year 2000. The Company expects to develop its contingency plans by March 31, 1999. The cost of the Company's Year 2000 compliance program has not had and is not expected to have a material effect on the Company's results of operations or liquidity. However, there can be no assurance that the Company will not experience material adverse consequences in the event that the Company's Year 2000 compliance program is not successful or its suppliers and other strategic relationships are unable to resolve their Year 2000 compliance issues in a timely manner.

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

The Company has not separately tracked the costs of its Year 2000 compliance program for years before fiscal 1999. The Company projects that the cost to address Year 2000 compliance issues in fiscal 1999 and fiscal 2000 are expected not to exceed in the aggregate $90,000. This projection is based on costs estimated at the end of fiscal 1998, and it is likely that the Company's actual costs will be different. Because the Company has not yet determined the specific cost of repairing systems other than mission-critical systems, these estimates are subject to change. Funds for costs associated with the Company's Year 2000 compliance efforts will come out of working capital.

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

The aggregate amount of expenses incurred by the Company through December 31, 1998 in connection with the issuance and distribution of the shares of Common Stock offered and sold in the IPO were approximately $3,084,000, including $2,275,000 in underwriting discounts and approximately $809,000 in other expenses.

None of the expenses paid by the Company in connection with the IPO or the exercise of the Underwriters' Option were paid, directly or indirectly, to directors, officers, persons owning ten percent or more of the Company's equity securities, or affiliates of the Company.

The net proceeds to the Company from the IPO, after deducting underwriting discounts and commissions and other expenses, were approximately $23,371,000.

From May 21, 1998 through December 31, 1998, the Company has applied approximately $781,000 of the net proceeds from the IPO to working capital. The Company invested the balance of such net proceeds primarily in Money Market Accounts.

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


                          ATLANTIC DATA SERVICES, INC.




Date:  February 16, 1999              By: /s/ Robert W. Howe
                                          ------------------------------------
                                          Robert W. Howe
                                          Chairman and Chief Executive Officer




Date:  February 16, 1999              By: /s/ Paul K. McGrath
                                          ------------------------------------
                                          Paul K. McGrath
                                          Senior Vice President
                                           and Chief Financial Officer
                                           (Principal Financial and Accounting
                                           Officer)

                                  EXHIBIT INDEX
                                  -------------

                                                                           Page
                                                                           ----


27.1 - Financial Data Schedule                                              19