Form 10-K
period 1999-03-31
ATLANTIC DATA SERVICES INC
filed 1999-06-25
CIK 1052773

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                                    ---------

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Fiscal Year Ended MARCH 31, 1999   OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____ to _____.


                        Commission File Number: 000-24193


                          ATLANTIC DATA SERVICES, INC.
             (Exact Name of Registrant as Specified in its Charter)


              MASSACHUSETTS                                  04-2696393
     (State or Other Jurisdiction of                      (I.R.S. Employer
     Incorporation or Organization)                    Identification Number)


               ONE BATTERYMARCH PARK, QUINCY, MASSACHUSETTS 02169
               (Address of Principal Executive Offices) (Zip Code)
                                (617) 770 - 3333
              (Registrant's Telephone Number, Including Area Code)

        Securities Registered Pursuant to Section 12(b) of the Act: NONE.

           Securities Registered Pursuant to Section 12(g) of the Act:
                          COMMON STOCK, $.01 PAR VALUE
                                (Title of Class)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Company was approximately $16,549,724 on June 4, 1999 based on the last reported sale price of the Company's Common Stock on the Nasdaq National Market on June 4, 1999 of $4.00 per share. There were 12,906,391 shares of Common Stock issued and outstanding as of June 4, 1999.

DOCUMENTS INCORPORATED BY REFERENCE - The Registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended March 31, 1999. Portions of such proxy statement are incorporated by reference into Part III of this report.

                          ATLANTIC DATA SERVICES, INC.

                           ANNUAL REPORT ON FORM 10-K
                    FOR THIS FISCAL YEAR ENDED MARCH 31, 1999

                           FORWARD LOOKING STATEMENTS

This Report includes forward-looking statements which are made pursuant to the safe-harbor of the Private Securities Litigation Reform Act of 1995. You can identify these forward-looking statements when you see us using words such as "expect," "anticipate," "believe," "intend," "may," "predict," and other similar expressions. These forward-looking statements cover, among other items: events, conditions and financial trends that may effect the Company's future plans of operation, business strategy, growth of operations and financial position, including statements relating to new customer opportunities and replacement of lost revenue, and the Year 2000 issue. Any forward-looking statements are not guarantees of future performance and are necessarily subject to a number of risks and uncertainties, some of which are beyond our control. Actual results could differ materially from those anticipated as a result of any of the factors described under "Certain Factors That May Affect Future Operating Results" included elsewhere in this Report. Because of these risks and uncertainties, the forward-looking events discussed in this Report might not transpire.

                                     PART I

ITEM 1:    BUSINESS

A.   GENERAL

Atlantic Data Services, Inc. ("We" or "ADS"), provides information technology ("IT") strategy consulting and systems integration services to customers exclusively in the financial services industry, primarily banks. We offer IT solutions to the business challenges faced by financial services companies through our in-depth financial services experience, technological expertise and project management skills. Our service offerings are organized around four practice areas: IT Strategy Consulting, Consolidations and Conversions, Year 2000 Resolution, and Electronic Commerce and Home Banking.

The business challenges created by deregulation and consolidation, coupled with the need to maintain existing systems and incorporate new technologies, have forced banks to turn to third party IT providers for assistance in developing IT solutions to meet their changing needs. Because of the critical importance of their IT systems, banks seek to engage IT service providers who have in-depth knowledge of their systems and business processes and who can assume responsibility for project management and delivery. IT service providers working with banks must possess extensive experience in the financial services industry and be fluent in both traditional legacy systems and newer technologies. However, there is a shortage of professionals who have this combination of skills. While many banks are concluding that using outside specialists enables them to develop better IT solutions in less time and to reduce implementation risks, most IT consulting firms do not have the specialized knowledge of the financial services industry necessary to assist banks in rapidly and cost-effectively meeting their business challenges.

We enable our customers to leverage their existing IT systems and personnel to compete more effectively, to rapidly assimilate changing technologies and to meet their evolving business needs in a timely and cost-effective manner. We work closely with our customers' management and IT personnel from diagnostic and strategic planning through project completion. Our IT professionals have extensive experience in the diverse technical environments, legacy hardware platforms, programming languages, and software used by banks, as well as newer technologies including client/server applications and the Internet. In addition, we have developed proprietary tools and methodologies designed to reduce the risks inherent in complex systems implementations. We work closely with our customers to determine the appropriate resources and staffing to assign to their projects and deploy our staff from throughout the United States to meet a customer's needs.


PRACTICE AREAS

We offer and deliver our services through four practice areas that address the major areas of interest and activity of our customers. These four practice areas are:

IT Strategy Consulting. We provide business solutions and assist customers in managing change within their operational and technical environment. Our solutions-oriented consulting begins with an overall assessment of the customer's current situation and identifies potential IT risks, opportunities and alternatives. Once the initial evaluation is complete, we create an itemized list of deliverables and tasks and assume responsibility for the delivery of the targeted solution. Our project managers, practice managers, business analysts and technical specialists work in close cooperation with our customer's IT staff to create, manage and execute the specific plans designed to meet the project objectives. Throughout the process, we provide ongoing review and reporting on the schedule, deliverables and budget agreed upon at project commencement.

Consolidations and Conversions. We assist our customers who have acquired other institutions in consolidating redundant operations or upgrading legacy systems to new technology applications. We have developed the Conversion Productivity Tool ("CPT"), a proprietary software program that automates the most important aspects of the data conversion process. We generally enter into short-term, non-exclusive license agreements with our customers to use CPT at the customers' worksite for the purpose of these engagements. CPT assists our business analysts in mapping the customer's business products and data elements of the application. Our business analysts use CTP to input the conversion rules, to analyze the relationship between the inbound and target systems, and to test and execute the conversion automatically. We also use a comprehensive conversion project methodology that allows the project team to interact with the customer's staff and bring a set of professional disciplines and methodologies to these complex projects.

Year 2000 Resolution. We have developed a set of proprietary tools and methodologies which address not only our customer's data processing requirements, but also the risks that the Year 2000 problem presents to the customer's entire business. Our Year 2000 projects are divided into three phases, each of which has specified activities and deliverables: (i) Risk Assessment and Project Definition; (ii) Component Remediation; and (iii) Component Testing and Reintegration. We review the risks in each functional area of our customer's operations to determine where and how a Year 2000 failure could occur and its expected impact on the customer. From these findings, a triage analysis is made to prioritize the possible failures that could have the greatest customer impact. Remediation solutions are then defined and we determine an appropriate resolution, which may include a customized solution, a replacement strategy or a third party "factory" solution.

Electronic Commerce and Home Banking. We provide consulting and application development services to financial services institutions in the field of electronic commerce and home banking. Electronic commerce and home banking is intended to provide fully integrated financial services to the consumer by offering access to financial products and services from a wide variety of delivery channels. We assist our customers in undertaking this migration by providing consulting services in four major areas: (i) identification or experimentation with new electronic delivery channels, including Internet-based offerings through home computers; (ii) merging of new service offerings as market trends and customer focused solutions become apparent and available;
(iii) integration of new offerings into the financial institution's complex environment of core applications, payment systems and settlement and accounting operations; and (iv) restructuring of a customer's backroom operations to reflect and support the changing mix of transactions and delivery channels.

B.   CUSTOMERS

Our customers consist primarily of banks and other financial services companies located in the United States and Canada. The following is a list of representative customers during fiscal 1999:

ABN-AMRO Information Technology Services     National City Corporation
Associated Banc-Corp.                        NationsBank Corporation (Barnett Bank)
First Security Information Technology, Inc.  People's Heritage Bank
Fleet Services Corporation                   Susquehanna Bancshares, Inc.
Keane, Inc.                                  UST Data Services, Inc.


We have derived and expect to continue to derive a significant portion of our revenues from a relatively limited number of customers. For example, our five largest customers in fiscal 1999, First Security Information Technology, Inc., National City Corporation, Associated Banc-Corp., UST Data Services, Inc. and Susquehanna Bancshares Corp., accounted for approximately 18.4%, 16.4%, 13.8%, 9.6% and 5.6%, respectively, of revenues. In fiscal 1998, Associated BancCorp., First Security Information Technology, Inc., National City Corporation, NationsBank Corp. and ABN-AMRO Information Technology Services accounted for approximately 17.4%, 13.7%, 13.3%, 10.1% and 10.0%, respectively, of revenues. Because a significant portion of our revenues are derived from services related to deregulation and consolidation activities in the financial services industry, changes in the regulatory environment or a reduction in consolidation activity have in the past, and may in the future, have a material adverse effect on our business, financial condition and results of operations. In addition, the loss of a major customer or termination of a major project as a result of an acquisition of a customer by an organization to which the Company does not currently provide services could have a material adverse effect on our business, financial condition and results of operations.

For example, in December 1998 we announced that National City Corporation, which accounted for 16.4% and 13.3% of our revenues in fiscal 1999 and 1998, respectively, decided not to extend its contract with us beyond December 31, 1998. Although our largest customers have varied from period to period, we anticipate that our results of operations will continue to significantly depend upon revenues of a small number of customers. We cannot assure you that our major customers will continue to purchase our services at current levels, if at all, or that we will be able to replace revenues from such customers with revenues from other customers. The loss of, or a significant reduction in revenues from, any of our major customers could materially adversely affect our business, financial condition and results of operations.

C.   SALES AND MARKETING

We market and sell our services directly through our professional sales and marketing staff and senior management operating principally from our offices in Quincy, Massachusetts. As of March 31, 1999, we had twelve persons engaged in sales and marketing activities.

Our senior business development representatives are assigned to a limited number of customers to foster an in-depth understanding of each customer's individual needs and build a long-term customer relationship. We attempt to develop customer relationships through a carefully coordinated effort between our sales and professional services staff. Initial sales calls are made at the customer's senior management level and followed up by detailed presentations targeted to their specific needs.

We employ a variety of business development and marketing techniques to communicate directly with current and prospective customers, including targeted print and direct mail advertisements; participation in financial services industry trade shows and conferences; and our web site. In addition, we maintain relationships with key industry research groups such as the Tower Group, the American Bankers Association, and the Information Technology Association of America.

As part of our sales and marketing strategy, we intend, from time to time, to partner with other IT consulting firms, including in some instances our competitors, and to explore relationships with certain third party software providers to the financial services market. We believe these relationships may result in increased direct client referrals and enhanced industry recognition. We also believe these relationships will enable us to broaden our customer base, increase our competitiveness and maintain our technological leadership through access to the most current information and training on leading software and information systems.

D.   EMPLOYEES

As of March 31, 1999, we had 314 full time employees, of which 270 were project personnel, 32 employees were in finance and administration and 12 were in business development. As of March 31, 1998, we had 295 full time employees. None of our employees are subject to a collective bargaining agreement. We believe relations with our employees are good.

During fiscal 1999, we experienced lower than anticipated bookings and an interim fall off in business with major banking institutions. As a result, in an effort to bring expenses more in line with expected near-term revenue, we reduced our headcount by 65 people (or 21% of the total workforce) effective April 30, 1999. At May 31, 1999, we had 243 full time employees.

E.   INTELLECTUAL PROPERTY RIGHTS

Our success is dependent upon certain proprietary methodologies and software tools, including our Engagement Management Methodology, Conversion Productivity Tool and Year 2000 Methodology, that we use in providing services to customers. Our business also includes developing custom software for various customers. Ownership of such software is generally assigned to the customer, and we retain no right, title or interest in it.

We rely on a combination of trade secret, nondisclosure and other contractual arrangements and copyright and trademark laws to protect our proprietary rights. We currently hold no patents or registered copyrights. We generally enter into confidentiality agreements with our outside consultants, customers and potential customers and limit access to and distribution of our proprietary information. While we do not usually enter into confidentiality agreements with our employees, such employees are generally required to sign confidentiality agreements in connection with specific client engagements. There is no assurance that these steps will be adequate to deter misappropriation of our proprietary information or of our customers or that we will be able to detect unauthorized use of, and take appropriate steps to enforce, our intellectual property rights.

In the future, litigation may be necessary to enforce and protect our trade secrets, copyrights and other intellectual property or proprietary rights. We may also be subject to litigation to defend against claimed infringement or to determine the scope and validity of the intellectual property or proprietary rights of others. Although we are not aware that our services, trademarks or other proprietary rights infringe upon the proprietary rights of others, there is no assurance that third parties will not assert infringement claims against us and that such claims will not result in a material adverse effect on our business, financial condition and results of operations. Any litigation concerning our use of technology could result in substantial cost to us in defending such actions and divert our attention from operations, either of which could have a material adverse effect on our business, financial condition or results of operations.

F.   COMPETITION

The IT and systems integration market, especially in the financial services industry, includes a large number of competitors and is subject to rapid technological and market changes. We compete for customer projects and experienced personnel with a number of companies having significantly greater financial, technical and marketing resources and revenues. Many of these competitors also have greater name recognition in the financial services industry. Our competitors operate in a variety of market segments including systems consulting and integration, application software, professional services (such as computer equipment companies like International Business Machines Corporation), multinational accounting firms, and general management consulting firm (such as Andersen Consulting, Computer Sciences Corporation and Electronic Data Systems Corporation). In addition, the custom software development market is highly fragmented with numerous firms, many of which focus on their respective local markets. We also face competition from internal IT departments of our customers.

We expect to experience increasing competition from companies offering established integration services and new service offerings and technologies. In addition, current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with others thereby increasing their ability to expand or increase their service offerings to address the needs of our existing or prospective customers. Accordingly, it is possible that new competitors or alliances among current and new competitors may emerge and rapidly gain significant market share. Increased competition could result in lower utilization rates, billing rate reductions, fewer customer engagements, reduced gross margins, and loss of market share for us, any of which could materially adversely affect our business, financial condition and results of operations.

We believe the principal competitive factors in our market are knowledge of the financial services industry, responsiveness to customer needs, quality of service, project management capability, technical expertise and price. We believe we compete favorably in most of these areas and excel in the depth of industry knowledge and experience we bring to our financial services customers. We believe our ability to compete also depends in part on factors outside of our control, including the ability of our competitors to attract, motivate and retain project managers and other personnel.

To be successful in the future, we must respond promptly and effectively to customer demands, technological changes and competitors' innovations. Our competitors may be able to respond more quickly to new and emerging technologies and changes in services offerings to prospective customers. There is no assurance that we will be able to compete successfully with existing or new competitors or that competition will not have a material adverse effect on our business, financial condition and results of operations.

ITEM 2:  PROPERTIES

Our headquarters and administrative, sales and marketing operations are in Quincy, Massachusetts in a leased facility consisting of approximately 27,000 square feet. We have the right of first refusal to lease any additional space becoming available in part of the premises. Although this lease expires on March 31, 2000, we have an option to extend it for an additional five-year term upon nine months notice prior to the lease term's expiration.


ITEM 3:  LEGAL PROCEEDINGS

We are not a party to any litigation that we believe could have a material adverse effect on our business, financial condition and results of operations.


ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of the year ended March 31, 1999.

                                     PART II

ITEM 5:  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

We effected our initial public offering of our Common Stock on May 21, 1998 at a price to the public of $13.00 per share. As of June 4,1999, there were approximately 162 stockholders of record. Our stock is currently included in the Nasdaq National Market system under the symbol "ADSC."

The following table sets forth, on a per share basis for the periods shown, the range of high and low bid prices of our Common Stock as reported on the Nasdaq National Market. The quotations represent interdealer quotations, without adjustments for retail mark-ups, mark-downs, or commissions, and may not necessarily represent actual transactions.

                                                        High            Low
                                                      --------        --------
Fiscal Year 1999:
   First Quarter (May 21 - June 30, 1998)             $19.8750        $12.3750
   Second Quarter (July 1 - Sept. 30, 1998)            19.3125          9.6250
   Third Quarter (Oct. 1 - Dec. 31, 1998)              25.0000          6.8750
   Fourth Quarter (Jan. 1 - March 31, 1999)            14.3750          3.4688


Dividend Policy

In fiscal 1998 and 1997, we paid aggregate cash dividends of $3.0 million and $1.5 million, respectively, in each case to holders of the Company's Special Common Stock and Common Stock. We do not intend to pay cash dividends in the foreseeable future. The payment of any future dividends will be at the discretion of our Board of Directors and will depend upon, among other things, future earnings, operations, capital requirements of the Company, business conditions and contractual restrictions on payment of dividends, if any.

Use of Proceeds

On May 22, 1998, we commenced an initial public offering ("IPO") of 2,500,000 shares of common stock, par value $.01 per share (the "Common Stock"), pursuant to our final prospectus dated May 22, 1998 (the "Prospectus"). The Prospectus was contained in our Registration Statement on Form S-1, which was declared effective by the Securities and Exchange Commission (SEC File No. 333-48703) on May 21, 1998. Of the 2,500,000 shares of Common Stock offered, 2,000,000 shares were offered and sold by us and 500,000 shares were offered and sold by certain stockholders of ADS. As part of the IPO, certain stockholders of ADS granted the several underwriters, for whom BancAmerica Robertson Stephens, BT Alex Brown and Adams, Harkness & Hill, Inc., acted as representatives (the "Representatives"), an overallotment option to purchase up to an additional 375,000 shares of Common Stock (the "Underwriters' Option"). The IPO closed on May 28, 1998.

On June 22, 1998, the Representatives, on behalf of the several underwriters, purchased 375,000 shares of Common Stock from certain stockholders of ADS pursuant to the exercise of the Underwriters' Option.

The aggregate offering price of the IPO to the public was $32,500,000 (exclusive of the Underwriters' Option), with proceeds to us and the selling stockholders, after deduction of underwriting discounts, of $24,180,000 (before deducting offering expenses payable by us) and $6,045,000, respectively. The aggregate offering price of the Underwriters' Option exercised was $4,875,000, with proceeds to the selling stockholders, after deduction of the underwriting discounts and commissions, of $4,533,750.

The aggregate amount of expenses incurred by us through March 31, 1999 in connection with the issuance and distribution of the shares of Common Stock offered and sold in the IPO were approximately $3,084,000, including $2,275,000 in underwriting discounts and approximately $809,000 in other expenses.

None of the expenses paid by us in connection with the IPO or the exercise of the Underwriters' Option were paid, directly or indirectly, to directors, officers, persons owning ten percent or more of the our equity securities, or affiliates of ADS.

The net proceeds to us from the IPO, after deducting underwriting discounts and commissions and other expenses, were approximately $23,371,000.

From May 21, 1998 through March 31, 1999, we applied approximately $1,019,000 of the net proceeds from the IPO to working capital. We invested the balance of such net proceeds primarily in Money Market Accounts.


ITEM 6:  SELECTED FINANCIAL DATA

The selected financial data presented below as of and for the fiscal years ended March 31, 1999, 1998, 1997, 1996 and 1995 have been derived from our consolidated financial statements, which have been audited by PricewaterhouseCoopers LLP and Ernst & Young LLP, independent accountants. This data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," our Consolidated Financial Statements and related notes thereto, and other financial information appearing elsewhere in this Form 10-K. All amounts are in thousands except per share data.


                                                                         YEAR ENDED MARCH 31,
                                                ------------------------------------------------------------------------
                                                   1999           1998           1997            1996           1995
                                                ------------------------------------------------------------------------
Consolidated Income Statement Data:
     Total revenue                                 $66,763         $42,830      $23,843          $20,052        $14,624
     Income from operations                         12,362           8,303        3,185            2,627          1,536
     Net income                                      7,759           4,898        2,041            2,343          2,131
     Basic earnings per share                         0.62            0.49          .20              .24            .21
     Diluted earnings per share                       0.60            0.49          .20              .24            .21
Shares used in computing earnings
  per share (basic)                                 12,468           9,952        9,952            9,952          9,952
Shares used in computing earnings
  per share (diluted)                               12,855           9,952        9,952            9,952          9,952
                                                ------------------------------------------------------------------------
Consolidated Balance Sheets Data:
     Cash and cash equivalents                     $37,326         $ 3,401      $ 2,653          $ 2,231        $ 4,436
     Working capital                                39,199           7,480        5,069            4,641          6,595
     Total assets                                   46,761          14,485        8,201            7,470          9,196
     Total stockholders' equity                     40,745           8,683        5,816            5,275          6,932
     Cash dividends paid                                --           3,000        1,500            4,000             --
                                                ------------------------------------------------------------------------

                           FORWARD LOOKING STATEMENTS

This Report includes forward-looking statements which are made pursuant to the safe-harbor of the Private Securities Litigation Reform Act of 1995. You can identify these forward-looking statements when you see us using words such as "expect," "anticipate," "believe," "intend," "may," "predict," and other similar expressions. These forward-looking statements cover, among other items: events, conditions and financial trends that may effect the Company's future plans of operation, business strategy, growth of operations and financial position, including statements relating to new customer opportunities and replacement of lost revenue, and the Year 2000 issue. Any forward-looking statements are not guarantees of future performance and are necessarily subject to a number of risks and uncertainties, some of which are beyond our control. Actual results could differ materially from those anticipated as a result of any of the factors described under "Certain Factors That May Affect Future Operating Results" included elsewhere in this Report. Because of these risks and uncertainties, the forward-looking events discussed in this Report might not transpire.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We provide IT strategy consulting and systems integration services to customers exclusively in the financial services industry, primarily banks. Our service offerings are organized around four practice areas: IT Strategy Consulting, Consolidations and Conversions, Year 2000 Resolution and Electronic Commerce and Home Banking.

Our revenues are derived primarily from professional fees billed to customers on a time and materials basis, or in certain instances on a fixed price basis. Included in revenues are reimbursable contract-related travel and entertainment expenses, which are separately billed to clients. Substantially all of our contracts, other than fixed price contracts, are terminable by the customer following limited notice and without significant penalty to the customer. Revenues from fixed price contracts represented approximately 5.4% and 12.1% of the Company's revenues for the fiscal years ended March 31, 1999 and 1998, respectively.

Revenues from our five largest customers in fiscal 1999, 1998 and 1997 were 63.8%, 64.5% and 54.0%, respectively, as a percentage of revenues. In fiscal 1999, First Security Information Technology, Inc., National City Corporation, Associated Banc-Corp., UST Data Services, Inc. and Susquehanna Bancshares Corp. accounted for approximately 18.4%, 16.4%, 13.8%, 9.6% and 5.6%, respectively, of revenues. In fiscal 1998, Associated Banc-Corp., First Security Information Technology, Inc., National City Corporation, Nations Bank Corp. and ABN-AMRO Information Technology Services accounted for approximately 17.4%, 13.7, 13.3%, 10.1% and 10.0%, respectively, of revenues. In fiscal 1997, First Security Information Technology, Inc., Citizens Savings Bank and Citizens Trust Company, Fleet Services Corporation, Electronic Payments Services, Inc. and Associated Banc-Corp. accounted for 18.8%, 12.4%, 7.8%, 7.5% and 7.5%, respectively, of revenues. Because a significant portion of our revenues are derived from services related to deregulation and consolidation activities in the financial services industry, changes in the regulatory environment or a reduction in consolidation activity have in the past, and could in the future, have a material adverse effect on our business, financial condition and results of operations. In addition, the loss of a major customer or termination of a major project as a result of an acquisition of a customer by an organization to which the Company does not currently provide services could have a material adverse effect on our business, financial condition and results of operations. On December 21, 1998, we announced that one of our major customers, National City Corporation, would not be extending its contract with us beyond December 31, 1998. For the nine months ended December 31, 1998, this customer accounted for approximately 19.8% of our revenues. Substantially all of our revenues are derived from customers located in North America.

Cost of revenues consists primarily of salaries and employee benefits for personnel dedicated to customer assignments, fees paid to subcontractors for work performed in connection with customer assignments, and reimbursable contract-related travel and entertainment expenses incurred in connection with the delivery of our services. Customer project margins and personnel utilization percentages are the most significant variables in determining our income from continuing operations. We manage our personnel utilization rates by monitoring personnel needs and generally adjust personnel levels based on specific project requirements. The number of staff assigned to particular projects may vary widely depending on the size, duration, degree of completion and complexity of each engagement. Delays in project completion and in implementation may result in periods when personnel are not assigned to active projects and, accordingly, result in lower average utilization rates during such periods, which could have a materially adverse effect on our operating results. In addition, we must maintain appropriate numbers of senior professionals both to oversee existing engagements and for business development activities.

Sales and marketing expenses consist primarily of salaries, employee benefits, travel expenses and promotional costs. General and administrative expenses consist primarily of expenses associated with our management, finance and administrative groups, including recruiting, training, depreciation and amortization, and occupancy costs.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain financial data as a percentage of revenues:

                                                                              YEAR ENDED MARCH 31,
                                                                   ------------------------------------------
                                                                      1999            1998           1997
                                                                   ------------------------------------------
Revenues                                                              100.0%          100.0%         100.0%
Cost of revenues                                                       61.5            56.6           63.8
                                                                   ------------------------------------------
Gross profit                                                           38.5            43.4           36.2
Operating expenses:
    Sales and marketing                                                 6.7             8.7            6.3
    General and administrative                                         13.3            15.3           16.6
                                                                   ------------------------------------------
       Total operating expenses                                        20.0            24.0           22.9
                                                                   ------------------------------------------
Income from operations                                                 18.5            19.4           13.3
Interest income                                                         1.9             0.3            0.5
                                                                   ------------------------------------------
Income from continuing operations before
  provision for income taxes                                           20.4            19.7           13.8
Provision for income taxes                                              8.8             8.3            5.7
Discontinued operations, net of tax                                     --              --             0.5
                                                                   ------------------------------------------
Net income                                                             11.6%           11.4%           8.6%
                                                                   ==========================================

RECENT DEVELOPMENTS

During the second half of fiscal 1999, we experienced lower than anticipated bookings and our financial results have been, and continue to be, effected by a slowdown in merger and consolidation activity within the banking and financial services sector. In addition, many of our clients are nearing completion of their Y2K projects which is having a negative impact on revenues in the near term. Further, on December 21, 1998, we announced that one of our major customers, National City Corporation, would not be extending its contract with us beyond December 31, 1998. For the nine months ended December 31, 1998, this customer accounted for approximately 19.8% of our revenues. As a result of these factors, we expect, at least through the remainder of calendar 1999, that we will continue to experience lower revenue growth rates compared to prior fiscal years and will likely have revenue less than the corresponding quarters in the prior fiscal year which, in turn, will have an adverse impact on our earnings. In an effort to bring expenses more in line with expected near term revenue, the Company reduced its headcount by sixty-five people (or approximately 21% of total workforce) effective April 30, 1999. At May 31, 1999, we had a total of 243 full time employees.

VARIABILITY OF OPERATING RESULTS

Variations in our revenues and operating results have occurred from quarter to quarter and may continue to occur as a result of a number of factors. Quarterly revenues and operating results can depend on:

* the number, size and scope of customer projects commenced and completed during a quarter,
*    changes in employee utilization rates,
*    changes in average billing rates,
*    the number of working days in a quarter,
* the timing of introduction of new service offerings, both by us and our competitors,
*    changes in pricing, both by us and our competitors,
*    loss of a significant customer,
*    loss of key personnel,
*    other factors that adversely impact the financial services industry, and
*    general economic conditions.

The timing of revenues is difficult to forecast because our sales cycle is relatively long, ranging from one to six months for new projects with existing customers and three to six months for new customers, and may depend on factors such as the size and scope of projects or other factors that adversely impact the financial services industry and general economic conditions. In addition, the relatively long length of our sales cycle may negatively impact the operating results for any particular quarter as a result of increased sales and marketing expenses without associated increases in revenues in the particular quarter. Furthermore, many of our projects are, and may be in the future, terminable without customer penalty. An unanticipated termination of a major project or loss of a major customer could require us to maintain or terminate underutilized employees, resulting in a higher than expected number of unassigned persons or higher than expected severance expenses.

YEAR ENDED MARCH 31, 1999 COMPARED TO YEAR ENDED MARCH 31, 1998

REVENUES

Revenues increased 55.9% for the year ended March 31, 1999 compared to the year ended March 31, 1998, to $66.8 million from $42.8 million. This increase was primarily due to an increase in volume of services delivered to customers and an increase in the average billing rate.

COST OF REVENUES

Cost of revenues increased 69.6% to $41.1 million in fiscal 1999 compared to $24.2 million in fiscal 1998, representing 61.5% and 56.6% of revenues, respectively. The dollar increase in cost of revenues was primarily due to an increase in the average number of billable personnel from 219 for fiscal 1998 to 301 for fiscal 1999. The increase in cost of revenues as a percentage of revenues is due primarily to decreased utilization rates. Based on current industry conditions, we expect that decreased utilization rates will continue into fiscal year 2000.

SALES AND MARKETING

Sales and marketing expenses increased 19.6% to $4.5 million in fiscal 1999 compared to $3.7 million in fiscal 1998, representing 6.7% and 8.7% of revenues, respectively. The overall dollar increase resulted primarily from an increase in travel related expenses. The decrease in sales and marketing as a percentage of revenues reflects the significant increase in revenue for fiscal 1999 compared to fiscal 1998.

GENERAL AND ADMINISTRATIVE

General and administrative expenses increased 34.7% to $8.8 million in fiscal 1999 compared to $6.6 million in fiscal 1998, representing 13.3% and 15.3% of revenues, respectively. The overall dollar increase is primarily due to increases in recruiting, occupancy and equipment costs to support the Company's expansion during the year, as well as costs associated with being a public company. The decrease in general and administrative expenses as a percentage of revenues reflects the significant increase in revenue for fiscal 1999 compared to fiscal 1998.

INTEREST INCOME

Interest income increased $1.1 million to $1.3 million in fiscal 1999 compared to $142,000 for fiscal 1998. This increase was primarily due to the increase in the amount of cash and cash equivalents available for investment through the net proceeds received from the our initial public offering completed on May 28, 1998 of $23.4 million and cash generated from operations of $10.8 million.

PROVISION FOR INCOME TAXES

The provision for income taxes increased $2.3 million to $5.9 million in fiscal 1999 compared to $3.5 million in fiscal 1998, resulting in effective tax rates of 43% and 42%, respectively. Our tax rate may vary from period to period based on our expansion into areas with varying state and local statutory income tax rates. The increase in the effective tax rate is primarily due to differences in applicable state income tax rates.

YEAR ENDED MARCH 31, 1998 COMPARED TO YEAR ENDED MARCH 31, 1997

REVENUES

Revenues increased 79.6% for fiscal 1998 compared to fiscal 1997, to $42.8 million from $23.8 million. This increase was primarily due to an increase in volume of services delivered to customers and an increase in the average billing rate.

COST OF REVENUES

Cost of revenues increased 59.2% to $24.2 million in fiscal 1998 compared to $15.2 million for fiscal 1997, representing 56.6% and 63.8%, respectively, of revenues in each period. The dollar increase in cost of revenues was primarily due to an increase in billable personnel from 148 at March 31, 1997 to 275 at March 31, 1998. The decrease in cost of revenues as a percentage of revenues is due to increased utilization rates and billing rate increases.

SALES AND MARKETING

Sales and marketing expenses increased 150.3% to $3.7 million in fiscal 1998 compared to $1.5 million for fiscal 1997, representing 8.7% and 6.3% of revenues, respectively. This increase resulted primarily from our decision to expand our sales and marketing group from eight employees at March 31, 1997 to seventeen employees at March 31, 1998.

GENERAL AND ADMINISTRATIVE

General and administrative expenses increased 66.4% to $6.6 million in fiscal 1998 compared to $3.9 million for fiscal 1997, representing 15.3% and 16.6% of revenues, respectively. The overall dollar increase is primarily due to increases in recruiting, occupancy and equipment costs to support our expansion during the period. The decrease in general and administrative expenses as a percentage of revenues reflects the significant increase in revenues for fiscal 1998 compared to fiscal 1997.

PROVISION FOR INCOME TAXES

The provision for income taxes increased $2.2 million to $3.5 million for the year ended March 31, 1998 from $1.3 million for the year ended March 31, 1997, resulting in effective tax rates of 42% and 41.2%, respectively. Our tax rate may vary from period to period based on our expansion into areas with varying state and local statutory income tax rates. The increase in the effective tax rate is primarily due to differences in applicable state income tax rates.

LIQUIDITY AND CAPITAL RESOURCES

During the first quarter of fiscal 1999, we completed our initial public offering ("IPO") of 2,875,000 shares of which 2,000,000 shares were offered by the Company at a price of $13 per share (including 375,000 shares offered under an overallotment option). Our net proceeds after deducting underwriting discounts, commissions and offering expenses were approximately $23.4 million. In addition to the IPO, we generated $10.8 million in cash flows from operations in fiscal 1999.

We have no long-term debt and continue to operate primarily debt-free. Working capital increased to $39.2 million at March 31, 1999 compared to $7.5 million at March 31, 1998. This increase was primarily due to an increase in cash of $33.9 million. Net proceeds from the IPO of $23.4 million contributed to the increase in cash as well as increased profitability. Our days sales in accounts receivable at March 31, 1999 was 51 compared to 56 days at March 31, 1998. The decrease in days sales outstanding was the result of increased emphasis on collections. While we believe that the risk with respect to collection of accounts receivable is minimized by the creditworthiness of our customers, primarily banks and other financial institutions, and our credit and collection policies, there can be no assurance that we will not encounter collection problems in the future. We attempt to further minimize this risk by performing ongoing credit valuations of our customers and maintaining an allowance for potential credit losses. We believe that our allowance for doubtful accounts and collection policies are adequate.

Capital expenditures were approximately $1 million and $600,000 for fiscals 1999 and 1998, respectively, and were used principally for computer and other equipment software and to a lesser extent leasehold improvements. For fiscal 2000, capital expenditures are expected to be approximately $700,000, and will be used principally for computers and other equipment.

We expect that existing cash and cash equivalent balances, together with cash provided from operations, will be sufficient to meet the Company's working capital and capital expenditure requirements for at least the next twelve months.

To date, inflation has not had a material impact on the Company's financial results.

IMPACT OF YEAR 2000

The Year 2000 issue is the result of computer programs using a two-digit format, as opposed to four digits, to indicate the year. Computer systems based on a two-digit format will be unable to interpret dates beyond the year 1999 which could cause a system failure or other computer errors, leading to disruptions in operations. The Year 2000 problem affects virtually all computer systems, processes, and products in all segments of the economy. We are aware of the issues associated with the Year 2000 issue and believe there are three general areas of potential exposure: (1) our own service offerings; (2) our internal informational systems; and (3) the effects of third party compliance efforts. Based on our analysis through March 31, 1999, we do not believe that the Year 2000 issue will materially affect our business.

* Service Offerings and Products. We believe that our information technology ("IT") strategy consulting and systems integration services will not be affected by the Year 2000 issue because such IT service offerings do not involve computer processes that store or manipulate date-related fields. We will continue to monitor newly developed or acquired IT service offerings and products for Year 2000 compliance. In the event that any of our developed or acquired IT service offerings or products are not Year 2000 compliant in a timely manner, our sales may decline materially, customers and those with whom they do business may assert product liability and other claims, and our business, results of operations and financial condition would be materially and adversely affected.

* Internal Information Systems. We have conducted an assessment of our information technology systems and non-IT systems (such as voice mail, telephone and other systems containing embedded microprocessors). As a result of our assessment, we have remediated our voice mail, telephone system, corporate workstation computers and their servers, making them Year 2000 compliant. We determined during this assessment that our mission critical focus would be the accounting and finance area. As a result, we have scrutinized and tested for Year 2000 compliance both the accounting software created by third parties and internally developed time and expense reporting and project accounting software applications. For such third-party software applications, we have obtained written confirmation that the software applications are Year 2000 compliant. We also expect that results of the independent testing of our third party payroll application
     (ADP) will be completed by ADP on schedule. We believe that our internally developed applications are already Year 2000 compliant and testing of the mission critical areas, as outlined above, will be completed by June 30, 1999.

     Based on currently available information, expenses to date, plus the expenses we believe will be associated with these efforts in the future, will be immaterial and have provided for the enhancements of these systems in our operating and capital budgets for the current fiscal year. However, if compliance efforts of which we are not currently aware are required and are not completed on time, or if the cost of any required updating, modification or replacement of any of our IT systems exceeds our estimates, the Year 2000 issue could have a material adverse effect on our business, financial condition and results of operations.

* Effects of Third Party Compliance. In addition to our internal systems, we rely on third party relationships in the conduct of our business. For example, third party vendors handle the payroll function for us, and we also rely on the services of the landlord at our facility, telecommunication companies, banks, utilities and commercial airlines, among others. We have obtained assurances from our landlord and our material vendors and suppliers that there will be no interruption of service as a result of the Year 2000 issue. We have prepared contingency plans to ameliorate the negative effects on us in the event the Year 2000 issue results in the unavailability of any of these services. However, contingency plans developed by us may not prevent a service interruption on the part of one or more of our third party vendors or suppliers. In addition, the failure on the part of the accounting systems of our clients due to the Year 2000 issue could result in a delay in the payment of invoices issued by us for services and expenses. A material service interruption from a material vendor or supplier or a failure of the accounting systems of a significant number of our clients would have a material adverse effect on our business, financial condition and results of operations.

We have prepared written contingency plans to address failures in our major IT and non-IT systems. These plans include identification of major systems, dependencies on third parties, and resources and strategies necessary to restore operations or work around failures. The failure of our accounting systems resulting from a Year 2000 related power system outage, particularly at the end of a fiscal period, could represent a reasonably likely worst case scenario. Our contingency plan provides for an alternate site that is equipped with back-up power systems that can support the mission critical areas.

The information concerning our Year 2000 compliance effort includes "forward-looking statements." Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause actual events or costs to be materially different than indicated by such forward-looking statements. These factors include, among others, unanticipated costs of remediation and replacement of our Year 2000 compliance efforts, our inability to meet our targeted dates as scheduled and the failure of our material suppliers and other strategic relationships to ensure Year 2000 compliance. Any estimates and projections described have been developed by management and are based on our best judgments together with the information that is available to date. Due to the many uncertainties surrounding the Year 2000 issue, our stockholders are cautioned not to place undue reliance on such forward-looking statements.

CERTAIN FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

The following important factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Annual Report on Form 10-K or presented elsewhere by management from time to time.

Variability of Quarterly Operating Results - Variations in our revenues and operating results have occurred from quarter to quarter and may continue to occur as a result of a number of factors. Quarterly revenues and operating results can depend on:

* the number, size and scope of customer projects commenced and completed during a quarter,
*    changes in employee utilization rates,
*    changes in average billing rates,
*    the number of working days in a quarter,
* the timing of introduction of new service offerings, both by us and our competitors,
*    changes in pricing, both by us and our competitors,
*    loss of a significant customer,
*    loss of key personnel,
*    other factors that adversely impact the financial services industry, and
*    general economic conditions.

Additionally, we have experienced difficulty forecasting the timing of revenues because the length of our sales cycle ranges from one to six months for new projects with existing customers and three to six months for new customers. In addition, the relatively long length of our sales cycle may negatively impact the operating results for any particular quarter as a result of increased sales and marketing expenses without associated increases in revenues in that particular quarter.

Because a high percentage of our expenses are relatively fixed, a variation in the timing of the initiation or the completion of customer projects, particularly at or near the end of a quarter, can cause us to have significant variations in operating results from quarter to quarter and can result in losses. We attempt to manage our personnel utilization rates by closely monitoring project timetables and staffing requirements for new projects. While we must adjust our professional staff to reflect active projects, we must maintain a sufficient number of senior professionals to oversee existing customer projects and participate with our sales force in securing new customer projects. Furthermore, we may experience a significant time lag between the date we hire professional staff and the date they become fully productive. The rate at which new professional staff become productive could cause us to have material fluctuations in quarterly results of operations. Additionally, to the extent such increased operating expenses precede or are not subsequently followed by increased revenues, our business, financial condition and results of operations could be materially adversely affected. Many of our projects are, and may be in the future, terminable without customer penalty. A customer's unanticipated termination of a major project or the loss of a major customer could require us to maintain or terminate underutilized employees, causing us to have a higher than expected number of unassigned persons or higher than expected severance expenses.

Due to all of the foregoing factors, our results of operations may at times be below the expectations of public market analysts and investors. In such event our stock price could be materially adversely affected.

Dependence on the Financial Services Industry - We derive substantially all of our revenues from customers in the financial services industry, primarily banks. Furthermore, we expect that we will continue to derive substantially all of our revenues from such customers for the foreseeable future. Accordingly, unfavorable economic conditions which adversely impact the financial services industry could have a material adverse effect on our business, financial condition and results of operations. For example, the financial services industry has experienced and may continue to experience cyclical fluctuations in profitability. These fluctuations have in the past, and may in the future, affect our customers' willingness or ability to fund projects for which we may be engaged. In addition, because we derive a significant portion of our revenues from services related to the deregulation and consolidation of the financial services industry, regulatory changes or a reduction in consolidation activity have in the past, and may in the future, have a material adverse effect our business, financial condition and results of operations.

Concentration of Revenues; Dependence on Major Customers - We have derived and expect to continue to derive a significant portion of our revenues from a relatively limited number of customers. For example, our five largest customers in fiscal 1999, First Security Information Technology, Inc., National City Corporation, Associated Banc-Corp., UST Data Services, Inc. and Susquehanna Bancshares Corp., accounted for approximately 18.4%, 16.4%, 13.8%, 9.6% and 5.6%, respectively, of revenues. In fiscal 1998, Associated BancCorp., First Security Information Technology, Inc., National City Corporation, NationsBank Corp. and ABN-AMRO Information Technology Services accounted for approximately 17.4%, 13.7%, 13.3%, 10.1% and 10.0%, respectively, of revenues. Because a significant portion of our revenues are derived from services related to deregulation and consolidation activities in the financial services industry, changes in the regulatory environment or a reduction in consolidation activity have in the past, and may in the future, have a material adverse effect on our business, financial condition and results of operations. In addition, the loss of a major customer or termination of a major project as a result of an acquisition of a customer by an organization to which the Company does not currently provide services could have a material adverse effect on our business, financial condition and results of operations. Substantially all of our revenues are derived from customers located in North America.

Additionally, we may be materially adversely affected by the loss of a major customer or termination of a major project as a result of an acquisition of a customer by an organization to which we do not currently provide services. For example, in December 1998 we announced that National City Corporation, which accounted for 16.4% and 13.3% of our revenues in fiscal 1999 and 1998, respectively, decided not to extend its contract with us beyond December 31, 1998. Although our largest customers have varied from period to period, we anticipate that our results of operations will continue to significantly depend upon revenues of a small number of customers. We cannot assure you that our major customers will continue to purchase our services at current levels, if at all, or that we will be able to replace revenues from such customers with revenues from other customers. The loss of, or a significant reduction in revenues from, any of our major customers could materially adversely affect our business, financial condition and results of operations.

Risk of Fixed Price Contracts - Revenues from fixed price contracts represented approximately 5.4% and 12.1% of our revenues for fiscal 1999 and 1998, respectively. In making proposals for fixed priced contracts, we rely on estimated costs for completing the projects. These estimates reflect, among other things, our calculations of the effectiveness of our technology and services as applied to a particular project. Any unexpected costs or unanticipated delays in connection with our performance of fixed price contracts could materially adversely effect our business, financial condition and results of operations.

Dependence on the Year 2000 Market; Reductions in Year 2000 Spending by Our Customers - A portion of our revenue growth in fiscal 1999 and 1998 resulted from our customer's increased demand for services relating to the diagnosis and resolution of the Year 2000 problem. However, in fiscal 1999 we saw a significant slowdown in Year 2000 spending by financial services companies. In addition, we anticipate this demand will continue to diminish through the remainder of calendar 1999 and after the year 2000 as many customers resolve their Year 2000 issues. Due to these factors, we cannot predict the market for Year 2000 products and services. The failure of growth in the market for Year 2000 products and services could adversely affect our business, financial condition and results of operations.

Dependence on Key Personnel - Our success depends to a significant extent upon a number of key management personnel, including our Chairman and Chief Executive Officer, Robert W. Howe, and our President and Chief Operating Officer, William
H. Gallagher. The loss of either executive could materially adversely affect our business, financial condition and results of operations. We have employment agreements with each of these individuals, and with Senior Vice President, Finance and Administration and Chief Financial Officer, Paul K. McGrath, Executive Vice President and Director of Operations, Peter A. Cahill and Senior Vice President, Corporate Development, Paul James Lynch. These agreements include certain restrictive covenants relating to non-disclosure of confidential business information and our right to inventions and technical improvements made by the employee. Such covenants are beneficial to us. The agreements also prohibit the employee from soliciting our employees or customers for a period of two years after any termination of the employee's employment, but otherwise do not contain non-competition provisions. Additionally, we have purchased $5.5 million in key man insurance policies on the life of each of Mr. Howe and Mr. Gallagher.

Availability of Professional Staff - Our business involves the delivery of professional services which is labor-intensive. Thus, our success depends in large part on our ability to attract, train, motivate and retain highly skilled employees. Many companies seek to hire qualified project managers causing them to be in great demand and likely to remain a limited resource for the foreseeable future. We cannot assure you that we will be able to attract sufficient numbers of highly skilled employees and/or retain our existing project managers and other senior personnel. The loss of some or all of our senior staff could materially adversely affect our business, financial condition and results of operations, including our ability to secure and complete customer projects on a timely basis.

Management of Growth - During fiscal 1999, our staff increased from 295 at March 31, 1998 to over 350 employees at September 30, 1998. We ended fiscal year 1999 with 314 employees. To effectively manage such growth and change, we need to continue to improve our operational, financial, and other internal systems, and to attract, train, motivate, manage and retain our employees. If we are unable to manage growth effectively, or if our new employees do not achieve anticipated performance levels, our business, financial condition and results of operations could be materially adversely affected.

Competition - Many companies compete against us in the information technology and systems integration market, especially in the financial services industry. Additionally, rapid technological and market changes occur frequently. We compete for customer projects and experienced personnel against a number of companies with significantly greater financial, technical and marketing resources and revenues than us. Many of these competitors also have greater name recognition in the financial services industry. Our competitors operate in a variety of market segments including:

*    systems consulting and integration,
*    application software,
* professional services (such as computer equipment companies like International Business Machines Corporation),
*    multinational accounting firms, and
* general management consulting firms (such as Andersen Consulting, Computer Sciences Corporation and Electronic Data Systems Corporation).

In addition, numerous firms, many with focused local markets, have highly fragmented the custom software development market. Additionally, we also face competition from internal information technology departments of our customers.

In the future, we expect to experience increasing competition from companies offering established integration services and new service offerings and technologies. In addition, strategic acquisitions or cooperative relationships among our current or potential competitors may increase their ability to expand or increase their service offerings to address the needs of our existing or prospective customers. Accordingly, new competitors or alliances among current and new competitors, may emerge and rapidly gain significant market share. Such increased competition could result in:

*    lower utilization rates,
*    billing rate reductions,
*    fewer customer engagements, and
*    reduced gross margin and loss of market share for the Company,

any of these factors could materially adversely affect our business, financial condition and results of operations.

To be successful in the future we must respond promptly and effectively to customer demands, technological changes and competitors' innovations. We may not be able to respond as quickly as our competitors to new or emerging technologies and changes in customer requirements. Furthermore, we may be unable to devote as many resources as our competitors to the development, promotion and sale of new service offerings to prospective customers. We cannot assure you that we will successfully compete with existing or new competitors or that such competition will not effect our business, financial condition and results of operations.

Rapid Technological Change - Our success depends in part on our ability to develop information technology solutions that keep pace with rapid changes in computer technology, evolving industry standards and changing customer needs and preferences. In particular, our future success depends upon our ability to develop and introduce new service offerings, improve existing service offerings and develop and maintain the skills necessary to keep pace with changing technologies. We cannot assure you that we will be successful in developing, introducing and marketing such service offerings on a timely and cost-effective basis, or that the market will accept such service offerings, if developed. In addition, we cannot assure you that our products will not become uncompetitive or obsolete as a result of products, technologies or service offerings developed by others. Our failure to address these challenges could materially adversely affect our business, financial condition and results of operations.

Potential for Contract Liability; Project Risks - Our services, especially solutions addressing the Year 2000 problem, involve key aspects of our customers' businesses and computer systems. A customer could assert a claim against us as a result of a system failure regardless of our actual responsibility for such failure. We attempt to contractually limit our liability for damages arising from negligent acts, errors, mistakes or omissions in rendering our services. Despite this precaution, we cannot assure you that the limitations of liability set forth in our contracts will be enforceable or will protect us from liability for damages. Additionally, we maintain general liability insurance coverage, including coverage for errors and omissions in excess of the applicable deductible amount. However, we cannot assure you that we will be able to obtain such coverage on acceptable terms, or in sufficient amounts to cover one or more large claims, or that the insurer will not deny us coverage on a future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could materially adversely affect our business, financial condition and results of operations.

Furthermore, we would incur substantial costs and possibly suffer a diversion of management's attention from operations if litigation, regardless of its outcome, were to occur. Any contract liability claim or litigation against us could, therefore, materially adversely affect our business, financial condition and results of operations. Because many of our projects are mission-critical projects for major financial institutions, our failure or inability to meet a customer's expectations could seriously damage our reputation and affect our ability to attract new business.

Control by Management - Our executive officers and directors (and their affiliates) beneficially own approximately 68.7% of our outstanding common stock. Thus, while the members of our management have not entered into any agreement regarding the voting of their common stock, if they were to vote together, they could effectively control the outcome of matters requiring a stockholder vote, including the election of directors, adopting or amending provisions of our articles of organization and by-laws, and approving mergers or other similar transactions, such as sales of substantially all of our assets. Because of this control possible acquirors may be discouraged from entering into transactions involving an actual or potential change of control, including transactions in which a possible acquiror might offer you a premium for your shares over then current market prices. In addition, certain investors may only be willing to pay a reduced price for shares of our common stock because of such management control. Furthermore, our articles of organization do not provide for cumulative voting in the election of directors.

Potential Acquisitions - In our normal course, we evaluate potential acquisitions of businesses and technologies that could complement or expand our business. The risks associated with acquisitions include:

*    the retention of personnel,
*    diversion of management's attention,
*    unexpected liabilities, and
*    tax and accounting issues.

If we were to complete an acquisition, we cannot assure you that we would be able to successfully integrate the acquired business or technologies into our existing business and operations. In addition, we cannot assure you that the acquisition of any business or technology will cause us to successfully develop new service offerings, or that any such service offerings, if developed, will achieve market acceptance or profitability. If we consummate one or more significant acquisitions in which the consideration consists of stock, or is financed with the net proceeds of the issuance of stock, you may suffer a significant dilution of your equity interest.

Additionally, if we were to complete an acquisition to expand internationally, our business may be subject to a variety of risks affecting international operations, including:

*    difficulties in collecting accounts receivable,
*    potentially longer payment cycles,
* increased costs associated with maintaining international marketing efforts,
*    currency fluctuations,
*    exchange rates,
*    changes in regulatory requirements, and
* difficulties in enforcement of contractual obligations and intellectual property rights.

Thus, we cannot assure you that our business, financial condition or results of operations will not be materially adversely affected by a potential acquisition.

Volatility of Stock Price - The market price of the shares of common stock may be volatile and subject to wide fluctuations in response to the following factors:

*    variations in operating results,
* announcements of technological innovations or new services by us or our competitors,
*    changes in financial estimates by securities analysts, or
*    other events or factors.

In addition, the financial markets have experienced significant price and volume fluctuations that have especially affected the market prices of equity securities of many information technology companies. Often these fluctuations have been unrelated to the operating performance of such companies or have resulted from the failure of such companies to meet market expectations in a particular quarter. Broad market fluctuations, or any failure of our operating results to meet market expectations in a particular quarter, may materially adversely affect the market price of your shares of common stock. In the past, following periods of volatility in the market price of a company's securities, stockholders have sometimes instituted a securities class action suit against such company. If such litigation were to arise against us it could result in substantial costs and a diversion of management attention and resources. This could materially adversely affect our business, financial condition and results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion about our market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. As of March 31, 1999, we did not use derivative financial instruments for speculative or trading purposes.

Interest Rate Risk

We invest our cash in corporate money market accounts and collateralized repurchase agreements. These securities are not subject to interest rate risk and will not fall in value if market interest rates increase.

Foreign Currency Exchange Risk

The majority of our sales are denominated in U.S. dollars and take place in North America. We do not believe foreign currency exchange rates or the introduction of the Euro will have an impact on us.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                          Page
                                                                                                          ----
Report of Independent Accountants - PricewaterhouseCoopers LLP..............................................24

Report of Independent Auditors - Ernst & Young LLP..........................................................25

Consolidated Balance Sheets as of March 31, 1999 and 1998...................................................26

Consolidated Statements of Income for the Years Ended March 31, 1999, 1998 and 1997.........................27

Consolidated Statements of Stockholders' Equity for the Years Ended March  31, 1999,
   1998 and 1997............................................................................................28

Consolidated Statements of Cash Flows for the Years Ended March 31, 1999, 1998 and
  1997......................................................................................................29

Notes to Consolidated Financial Statements..................................................................30

Schedules:

     Schedule II - Valuation and Qualifying Accounts........................................................40

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders of Atlantic Data Services, Inc.


In our opinion, the accompanying consolidated balance sheet as of March 31, 1999 and the related consolidated statements of income, stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Atlantic Data Services, Inc. and its subsidiary (the "Company") at March 31, 1999, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein for the year ended March 31, 1999 when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.






PricewaterhouseCoopers LLP


Boston, Massachusetts
April 26, 1999

                         Report of Independent Auditors



Board Directors
Atlantic Data Services, Inc.


We have audited the accompanying consolidated balance sheet of Atlantic Data Services, Inc. as of March 31, 1998 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the two years in the period ended March 31, 1998. Our audit also included the financial statement schedule listed in the index at Item 14. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Atlantic Data Services, Inc. at March 31, 1998, and the consolidated results of its operations and its cash flows for each of the two years in the period ended March 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.






                                                           /s/ ERNST & YOUNG LLP

Boston, Massachusetts
April 13, 1998


                                              ATLANTIC DATA SERVICES, INC.

                                               Consolidated Balance Sheets
                                            (in thousands, except share data)

                                                                                     MARCH 31,            MARCH 31,
                                                                                       1999                 1998
-----------------------------------------------------------------------------------------------------------------------
                                     ASSETS
Current assets:
     Cash and cash equivalents                                                        $37,326               $ 3,401
     Accounts receivable, net of allowances for doubtful accounts
      of $725 and $375 at March 31, 1999 and 1998, respectively                         7,037                 9,100
     Prepaid expenses                                                                     100                   462
     Deferred taxes                                                                       739                   284
-----------------------------------------------------------------------------------------------------------------------
         Total current assets                                                          45,202                13,247
Property and equipment, net                                                             1,346                   995
Other assets                                                                              213                   243
-----------------------------------------------------------------------------------------------------------------------
Total assets                                                                          $46,761               $14,485
=======================================================================================================================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                                 $ 1,193               $ 1,061
     Accrued expenses and other liabilities                                             4,393                 3,236
     Billings in excess of costs and estimated earnings                                    --                   640
     Income taxes payable                                                                 417                   830
-----------------------------------------------------------------------------------------------------------------------
         Total current liabilities                                                      6,003                 5,767
-----------------------------------------------------------------------------------------------------------------------
Long-term liabilities                                                                      13                    35
-----------------------------------------------------------------------------------------------------------------------

Commitments

Stockholders' equity:
     Preferred stock, $.01 par value, 1,000,000 authorized, no shares
       issued or outstanding                                                               --                    --
     Common stock, $.01 par value, 60,000,000 shares authorized,
       13,018,391 shares issued and 12,906,391 outstanding at March 31, 1999 and
       11,746,840 shares authorized, 6,847,960 shares issued
       and outstanding at March 31, 1998                                                  130                    68
     Class A common stock, $.01 par value, no shares authorized, issued or outstanding at March 31, 1999 and 1,694,800 shares
       authorized, 928,790 shares issued and 816,790 outstanding at
       March 31, 1998                                                                      --                     9
     Special common stock, $.01 par value, no shares authorized, issued or outstanding at March 31, 1999 and 3,104,080 shares
       authorized, issued and outstanding at March 31, 1998                                --                    31
     Additional paid-in capital                                                        26,526                 2,245
     Retained earnings                                                                 14,114                 6,355
     Treasury stock (112,000 shares carried at cost)                                      (25)                  (25)
-----------------------------------------------------------------------------------------------------------------------
         Total stockholders' equity                                                    40,745                 8,683
-----------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                            $46,761               $14,485
=======================================================================================================================


The accompanying notes are an integral part of these consolidated financial statements.

                                         ATLANTIC DATA SERVICES, INC.

                                       Consolidated Statements of Income
                                     (in thousands, except per share data)


                                                              YEAR ENDED           YEAR ENDED           YEAR ENDED
                                                              MARCH 31,            MARCH 31,            MARCH 31,
                                                                 1999                 1998                 1997
---------------------------------------------------------------------------------------------------------------------
Revenues                                                        $66,763              $42,830              $23,843
Cost of revenues                                                 41,083               24,223               15,218
---------------------------------------------------------------------------------------------------------------------
Gross profit                                                     25,680               18,607                8,625
---------------------------------------------------------------------------------------------------------------------
Operating expenses:
    Sales and marketing                                           4,469                3,737                1,493
    General and administrative                                    8,849                6,567                3,947
---------------------------------------------------------------------------------------------------------------------
        Total operating expenses                                 13,318               10,304                5,440
---------------------------------------------------------------------------------------------------------------------
Income from operations                                           12,362                8,303                3,185
Interest income, net                                              1,261                  142                  115
---------------------------------------------------------------------------------------------------------------------
Income before provision for income taxes                         13,623                8,445                3,300
Provision for income taxes                                        5,864                3,547                1,359
Gain on disposal of the on-line processing
  division, less applicable income taxes of
  $70 in 1997                                                        --                   --                  100
---------------------------------------------------------------------------------------------------------------------
        Net income                                              $ 7,759              $ 4,898              $ 2,041
=====================================================================================================================

Basic earnings per share                                        $  0.62              $  0.49              $  0.20
=====================================================================================================================

Diluted earnings per share                                      $  0.60              $  0.49              $  0.20
=====================================================================================================================

Shares used in computing earnings per
  share (basic)                                                  12,468                9,952                9,952
=====================================================================================================================

Shares used in computing earnings per
  share (diluted)                                                12,855                9,952                9,952
=====================================================================================================================



The accompanying notes are an integral part of these consolidated financial statements.


                                              ATLANTIC DATA SERVICES, INC.

                                     Consolidated Statements of Stockholders' Equity
                                            (in thousands, except share data)


                                                  CLASS A             SPECIAL
                            COMMON STOCK       COMMON STOCK         COMMON STOCK    ADDITIONAL            TREASURY STOCK
                         ------------------  -----------------  -------------------  PAID-IN    RETAINED  --------------
                          SHARES    AMOUNT   SHARES     AMOUNT   SHARES      AMOUNT  CAPITAL    EARNINGS  SHARES   AMOUNT    TOTAL
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT MARCH 31,
 1996                    6,847,960   $ 68    394,800      $4    3,104,080    $31     $1,281     $ 3,916   112,000   $(25)   $ 5,275
  Dividends paid                --     --         --      --           --     --         --      (1,500)       --     --     (1,500)
  Net income                    --     --         --      --           --     --         --       2,041        --     --      2,041
------------------------------------------------------------------------------------------------------------------------------------

BALANCE AT MARCH 31,
 1997                    6,847,960     68    394,800       4    3,104,080     31      1,281       4,457   112,000    (25)     5,816
  Dividends paid                --     --         --      --           --     --         --      (3,000)       --     --     (3,000)
  Shares issued under
    stock option plans          --     --    533,990       5           --     --        581          --        --     --        586
  Income tax benefit
    from exercise of stock
    options                     --     --         --      --           --     --        383          --        --     --        383
  Net income                    --     --         --      --           --     --         --       4,898        --     --      4,898
------------------------------------------------------------------------------------------------------------------------------------

BALANCE AT MARCH 31,
 1998                    6,847,960     68    928,790       9    3,104,080     31      2,245       6,355   112,000    (25)     8,683
  Conversion of Class A
    Common Stock and
    Special Common Stock
    to Common Stock      4,032,870     40   (928,790)     (9)  (3,104,080)   (31)        --          --        --     --         --
  Issuance of Common
    Stock, net of
    issuance costs       2,000,000     20         --      --           --     --     23,351          --        --     --     23,371
  Shares issued under
    stock option plans     137,561      2         --      --           --     --        839          --        --     --        841
  Income tax benefit
    from exercise of stock
    options                     --     --         --      --           --     --         91          --        --     --         91
  Net income                    --     --         --      --           --     --         --       7,759        --     --      7,759
------------------------------------------------------------------------------------------------------------------------------------

BALANCE AT MARCH 31,
 1999                   13,018,391   $130         --      --           --     --    $26,526     $14,114   112,000   $(25)   $40,745
====================================================================================================================================



The accompanying notes are an integral part of these consolidated financial statements.


                                              ATLANTIC DATA SERVICES, INC.

                                          Consolidated Statements of Cash Flows
                                                     (in thousands)

                                                                        YEAR ENDED        YEAR ENDED        YEAR ENDED
                                                                        MARCH 31,         MARCH 31,         MARCH 31,
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           1999              1998              1997
-------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                               $ 7,759            $ 4,898            $ 2,041
Adjustments to reconcile net income to net cash provided by
 operating activities:
   Depreciation and amortization                                             668                262                150
   Deferred taxes                                                           (455)              (119)               (61)
   Provision for bad debts                                                   350                144                120
   Other                                                                      --                 --               (186)
   Tax benefit from exercise of stock options                                 91                383                 --
   Change in assets and liabilities:
      Accounts receivable                                                  1,713             (4,830)              (325)
      Prepaid expenses and other assets                                      392               (385)                28
      Accounts payable                                                       132                660                 67
      Accrued expenses and other liabilities                               1,157              1,523                183
      Billings in excess of costs and estimated earnings on
       contracts                                                            (640)               472                138
      Federal and state income taxes                                        (413)               781               (180)
-------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                 10,754              3,789              1,975
-------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                                        (1,019)              (608)              (221)
Proceeds from the disposition of the on-line processing division              --                 --                186
-------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                     (1,019)              (608)               (35)
-------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments under capital lease obligation                            (22)               (19)               (18)
Proceeds from exercise of stock options under stock option plans             841                586                 --
Net proceeds from initial public offering                                 23,371                 --                 --
Dividends paid                                                                --             (3,000)            (1,500)
-------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                       24,190             (2,433)            (1,518)
-------------------------------------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                                 33,925                748                422
Cash and cash equivalents, beginning of year                               3,401              2,653              2,231
-------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of year                                  $ 37,326            $ 3,401            $ 2,653
=========================================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
   Taxes                                                                 $ 6,689            $ 2,566            $ 1,697
=========================================================================================================================



The accompanying notes are an integral part of these consolidated financial statements.

                          ATLANTIC DATA SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1999

1.   DESCRIPTION OF BUSINESS

Atlantic Data Services, Inc. ("ADS" or the "Company"), provides information technology ("IT") strategy consulting and systems integration services to customers exclusively in the financial services industry, primarily banks. The Company offers IT solutions to the business challenges faced by financial services companies through our in-depth financial services experience, technological expertise and project management skills. The Company's service offerings are organized around four practice areas: IT Strategy Consulting, Consolidations and Conversions, Year 2000 Resolution, and Electronic Commerce and Home Banking.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Atlantic Data Services, Inc. and its wholly owned subsidiary ADS Securities Corp. (collectively "the Company"). All intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity date of three months or less to be cash equivalents. Cash equivalents consist of money market accounts and repurchase agreements which are collateralized by U.S. Treasury Securities and controlled by major financial institutions. These investments are subject to minimal credit and market risk.

At March 31, 1999 and 1998, cash equivalents were comprised of money market funds totaling approximately $25,188,000 and $0, respectively, and repurchase agreements totaling approximately $11,857,000 and $3,835,000, respectively. At March 31, 1999 and 1998, cash equivalents are classified as available-for-sale and recorded at cost, which approximates fair value.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist primarily of cash equivalents and accounts receivable. The risk with respect to cash equivalents is minimized by the Company's policies in which investments have relatively short maturities and are only placed with highly rated issuers. A significant portion of the Company's revenues and accounts receivable are derived from services provided to banks and other financial institutions. The risk with respect to accounts receivable is minimized by creditworthiness of the Company's customers and the Company's credit and collection policies. The Company performs ongoing credit evaluations of its customers, generally does not require collateral, and maintains allowances for potential credit losses which, when realized, have been within the range of management's expectations.

Revenue Recognition

The Company primarily derives its revenue from consulting services under time and material billing arrangements. Under these arrangements, revenue is recognized as the services are provided. Deferred revenue pertains to time and material billing arrangements and represents cash collected in advance of the performance of services.

Revenue on fixed price contracts is recognized using the percentage of completion method of accounting and is adjusted monthly for the cumulative impact of any revision in estimates. The Company determines the percentage of completion of its contracts by comparing costs incurred to date to total estimated costs. Contract costs include all direct labor and expenses related to the contract performance. Losses, if any, are provided for in the period in which the loss is determined. "Billings in excess of costs and estimated earnings," represents billings in excess of revenues recognized.

Included in revenues are reimbursable contract-related travel and entertainment expenses of $9,413,000, which are separately billed to clients.

Property and Equipment

Property and equipment are stated at cost, less depreciation. Depreciation expense is recognized using the straight-line method over the estimated useful lives of the related assets. When assets are sold or retired, the related costs and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations.

Leases

Leases are recorded as capital or operating leases. Any lease where substantially all of the benefits and risks related to the ownership of the leased asset are transferred to the lessee, as defined by Statement of Financial Accounting Standards ("SFAS") No. 13, "Accounting for Leases," is accounted for as if the asset were acquired and as if the obligation were assumed as of the date of the lease. All other leases are recorded as operating leases, whereby the related costs are charged to income on a straight-line basis over the lesser of the lease term or the useful life of the lease.

Stock-Based Compensation

The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of the grant. The Company accounts for stock options granted to employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations, and applies the disclosure only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" (see Note
7).

Segment Information

During the fiscal year ended March 31, 1999, the Company adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS 131 prescribes the use of the "management" approach whereby the Company's reportable segments are established based on the internal reporting that is used by management for making operating decisions and assessing performance. Also required by SFAS No. 131 are disclosures about products and services, geographic areas and major customers. The adoption of SFAS No. 131 did not affect the results of operations or the financial position of the Company (see Note 11).

Earnings per Common Share

The Company follows Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("FAS 128"). FAS 128 requires the presentation of two amounts, basic earnings per share and diluted earnings per share. During fiscal 1998 and 1997, the two class method of computing earnings per share was used because Common Stock and Special Common Stock share ratably in dividends when declared, while Class A Common Stock is not entitled to receive dividends. Accordingly, earnings per share are equal for Common Stock and Special Common Stock. No earnings have been allocated to Class A Common Stock. Basic earnings per share is calculated by dividing net income by the weighted average number of shares of Common Stock and Special Common Stock outstanding during the period. Diluted earnings per share is computed using the weighted average number of Common Stock and Special Common Stock outstanding during the period, plus the dilutive effect of common stock equivalents.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made to the prior period financial statements to conform to current presentation. These reclassifications did not affect the Company's results of operations or financial position.

3.   PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                                  USEFUL LIFE              MARCH 31,          MARCH 31,
                                                                   IN YEARS                  1999                1998
                                                            ------------------------    -----------------------------------
                                                                                                  (in thousands)
      Computer equipment and software                                 2-5                    $ 1,811             $ 1,147
      Office furniture and equipment                                  5-7                        609                 459
      Leasehold improvements                                      Lease Term                     506                 418
      Building                                                       31.5                        183                 183
                                                                                        -----------------------------------
                                                                                               3,109               2,207
      Accumulated depreciation and amortization                                               (1,763)             (1,212)
                                                                                        -----------------------------------
                                                                                             $ 1,346             $   995
                                                                                        ===================================

Of the amounts provided above for office furniture and equipment, approximately $100,000 is held under capital lease at March 31, 1999 and 1998. Accumulated amortization on office furniture and equipment held under capital lease totaled approximately $87,000 and $50,000 at March 31, 1999 and 1998, respectively.

4.   ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

                                                                                           MARCH 31,          MARCH 31,
                                                                                             1999                1998
                                                                                        -----------------------------------
                                                                                                  (in thousands)
      Accrued payroll                                                                         $2,216              $1,937
      Accrued medical                                                                            578                 379
      Compensated absences                                                                       257                 223
      Other                                                                                    1,342                 697
                                                                                        -----------------------------------
                                                                                              $4,393              $3,236
                                                                                        ===================================

5.   INCOME TAXES

Significant components of the provision for income taxes are presented below (in thousands):


                                                           CONTINUING              DISCONTINUED
                                                           OPERATIONS               OPERATIONS               CONSOLIDATED
                                                      ------------------------------------------------------------------------
                                                                                   (in thousands)
  FISCAL YEAR 1999:
  Current:
    Federal                                                 $5,193                      $ --                   $5,193
    State                                                    1,172                        --                    1,172
  Deferred:
    Federal                                                   (404)                       --                     (404)
    State                                                      (97)                       --                      (97)
                                                      ------------------------------------------------------------------------
                                                            $5,864                      $ --                   $5,864
                                                      ========================================================================
  FISCAL YEAR 1998:
  Current:
    Federal                                                 $2,880                      $ --                   $2,880
    State                                                      786                        --                      786
  Deferred:
    Federal                                                    (94)                       --                      (94)
    State                                                      (25)                       --                      (25)
                                                      ------------------------------------------------------------------------
                                                            $3,547                      $ --                   $3,547
                                                      ========================================================================
  FISCAL YEAR 1997:
  Current:
    Federal                                                 $1,201                      $ 53                   $1,254
    State                                                      217                        19                      236
  Deferred:
    Federal                                                    (50)                       (1)                     (51)
    State                                                       (9)                       (1)                     (10)
                                                      ------------------------------------------------------------------------
                                                            $1,359                      $ 70                   $1,429
                                                      ========================================================================

The reconciliation of the consolidated effective tax rate of the Company for the years ended March 31, 1999, 1998 and 1997 is as follows:

                                                      1999                         1998                          1997
                                            -----------------------------------------------------------------------------------
                                                                              (in thousands)

Pretax income                                 $13,623          100%         $8,445          100%          $3,470        100%
                                            ===================================================================================

Statutory income tax rate                     $ 4,768           35%         $2,871           34%          $1,180         34%
State taxes, net of federal benefit               699            5             502            6              149          4
Permanent differences                             256            2             153            2               96          3
Other                                             141            1              21           --                4         --
                                            -----------------------------------------------------------------------------------
       Total provision                        $ 5,864           43%         $3,547           42%          $1,429         41%
                                            ===================================================================================

The effect of temporary differences and carryforwards that give rise to deferred tax assets are as follows:

                                                                                     MARCH 31,           MARCH 31,
                                                                                       1999                 1998
                                                                                  -------------------------------------
                                                                                             (in thousands)
      Allowance for doubtful accounts                                                    $291                 $150
      Compensated absence accrual                                                         103                   89
      Depreciation                                                                        113                   67
      Other accruals                                                                      345                   45
                                                                                  -------------------------------------
                                                                                         $852                 $351
                                                                                  =====================================

The Company continually reviews the recoverability of its deferred tax assets and would, if necessary, establish a valuation allowance if it is more likely than not that such deferred tax assets will not be realized. At March 31, 1999 and 1998, management believes that it is more likely than not that the tax benefit will be realized for its deferred tax assets.

6.   STOCKHOLDERS' EQUITY

On May 21, 1998, the Company commenced an initial public offering ("IPO") of 2,500,000 shares of Common Stock, generating proceeds of $23,371,000, net of underwriting commissions and other expenses incurred in connection with the offering. Of the 2,500,000 shares of Common Stock offered, 2,000,000 shares were offered and sold by the Company and 500,000 shares were offered and sold by certain selling stockholders. In addition, certain underwriters exercised an option to purchase an additional 375,000 shares of Common Stock from selling stockholders in June 1998.

In connection with the IPO, all issued and outstanding shares of Class A Common Stock and Special Common Stock converted into 4,032,870 shares of Common Stock on a share-for-share basis.

Holders of the Common Stock are entitled to one vote per share and to receive dividends, when and if declared by the Company's Board of Directors.

Prior to the conversion, holders of the Special Common Stock were entitled to one vote per share and to receive dividends, when and if declared by the Company's Board of Directors. In addition, holders of the Special Common Stock were entitled to a liquidation preference of $0.91 per share.

Holders of the Class A Common Stock were not entitled to vote or to receive dividends.

In October 1997, the Company's Board of Directors voted to increase the number of authorized shares of Common Stock, Class A Common Stock and Special Common Stock to 11,746,840, 1,694,800 and 3,104,080, respectively, and approved a 28-for-1 stock split of the Common Stock, Class A Common Stock and Special Common Stock in the form of a stock dividend. The accompanying consolidated financial statements have been restated to give effect to the stock split for all years presented.

During the years ended March 31, 1998 and 1997, the Company paid dividends of $0.30 and $0.15, respectively, per share, to the holders of the Special Common Stock and Common Stock.

7.   STOCK OPTION PLANS

Key Person Stock Plan

In March 1985, the Board of Directors approved the Company's Key Person Stock Plan (the "Key Person Plan") and authorized that 560,000 shares of Class A Common Stock be reserved for issuance under such plan. Under the terms of the Key Person Plan, the Company is authorized to sell shares at the then fair market value of Class A Common Stock to officers and other key employees of and consultants to the Company. To date, 394,800 have been issued under the Key Person Plan, of which an aggregate 112,000 shares were repurchased by the Company and are held in treasury at March 31, 1999 and 1998. No Class A Common Stock was issued pursuant to this plan during the years ended March 31, 1999, 1998 and 1997. At March 31, 1999, 165,200 shares of Common Stock were available for future issuance; however, the Company does not intend to issue additional shares under the Key Person Plan.

Incentive Stock Option Plan

On January 26, 1993, the Board of Directors approved the Company's 1992 Incentive Stock Option Plan (the "1992 Plan"). Under the terms of the 1992 Plan, the Company is authorized to grant incentive stock options to purchase shares of Class A Common Stock to officers and other employees of and consultants to the Company. The aggregate number of shares of Class A Common Stock which may be issued pursuant to the Plan is 812,000. Vesting is determined by the Board of Directors. All options issued in 1997 were to employees and vested immediately upon issuance. In connection with the conversion of Class A Common Stock to Common Stock as part of the IPO, all options granted under the 1992 Plan were converted to options to purchase Common Stock on May 28, 1998. At March 31, 1999, no options were available for future grant under the 1992 Plan.

1997 Stock Plan

In October 1997, the Board of Directors approved the Company's 1997 Stock Plan (the "Plan"), and authorized that 500,000 shares of Class A Common Stock be reserved for issuance under such plan. Under the terms of the Plan, the Company is authorized to grant incentive stock options and non-qualified stock options, as well as awards and direct purchases of Class A Common Stock to employees, consultants, directors and officers of the Company. In March 1998, the Board of Directors voted to amend the Stock Plan to provide, among other things, that the number of shares reserved for issuance under the Stock Plan be increased from 500,000 shares of Class A Common Stock to 1,500,000 shares of Class A Common Stock. In connection with the Conversion of Class A Common Stock to Common Stock as part of the IPO, all options granted and available for grant under the Plan were converted to options to purchase Common Stock on May 28, 1998. In March 1999, the Board voted to increase the authorized number of shares for issuance to 3,000,000.

1998 Employee Stock Purchase Plan

The 1998 Employee Stock Purchase Plan (the "1998 Plan"), provides for the grant of rights to eligible employees on a semi-annual basis to purchase shares of the Company's Common Stock. The 1998 Plan allows eligible employees to purchase up to 500 shares at the lessor of (1) 85% of the average market price of the Common Stock on the first business day of the Payment Period and (2) 85% of the average market price of the Common Stock on the last business day of the Payment Period. The participant can contribute up to 10% of total compensation to the 1998 Plan.

The option activity for the years ended March 31, 1999, 1998 and 1997 was as follows:


                                             1999                             1998                             1997
                                  ---------------------------------------------------------------------------------------------
                                                   WEIGHTED                         WEIGHTED                        WEIGHTED
                                    NUMBER          AVERAGE          NUMBER          AVERAGE          NUMBER         AVERAGE
                                      OF           EXERCISE            OF           EXERCISE            OF          EXERCISE
                                    SHARES           PRICE           SHARES           PRICE           SHARES          PRICE
                                  ---------------------------------------------------------------------------------------------
Outstanding options at
  beginning of year                  649,510         $ 6.41           812,000         $  0.91         140,000          $0.91

     Granted                       1,502,500           7.70           371,500            7.91         672,000           0.91
     Exercised                       (63,260)          6.01          (533,990)           1.11              --          --
     Cancelled                      (180,625)         12.98                --             --               --          --
                                  ---------------------------------------------------------------------------------------------
Outstanding options at
  end of year                      1,908,125         $ 6.23           649,510         $  6.41         812,000          $0.91
                                  =============================================================================================
Exercisable at end of year           542,000         $ 4.98           503,760         $  4.05         812,000          $0.91
                                  =============================================================================================

Available for future grant
  at end of year                   1,306,625            --            128,500           --                 --          --
                                  =============================================================================================
Weighted average fair
  value of options granted
  during the year                      $4.29                            $1.07                           $0.06
                                  =============================================================================================

The following table summarizes stock options outstanding at March 31, 1999.

                                              OPTIONS OUTSTANDING                                 OPTIONS EXERCISABLE
                            ---------------------------------------------------------------------------------------------------
                                                    WEIGHTED
                                                    AVERAGE              WEIGHTED                               WEIGHTED
                                                   REMAINING             AVERAGE                                 AVERAGE
       RANGE OF                 NUMBER            CONTRACTUAL            EXERCISE            NUMBER             EXERCISE
    EXERCISE PRICE           OUTSTANDING              LIFE                PRICE            EXERCISABLE            PRICE
-------------------------------------------------------------------------------------------------------------------------------
    $  0.91                    277,000               6.44                 $ 0.91             277,000             $ 0.91
       4.25                     60,000               8.78                   4.25              30,000               4.25
       5.06                  1,050,000               9.94                   5.06                  --               5.06
       9.00                    222,500               6.98                   9.00             189,500               9.00
      13.00                    131,625               9.14                  13.00              25,500              13.00
      13.44                     73,000               9.16                  13.44                  --              13.44
      14.13                     60,000               9.53                  14.13              20,000              14.13
      15.00                     34,000               9.47                  15.00                  --              15.00
                           -------------                                              ----------------
$0.91 - $15.00               1,908,125               8.94                 $ 6.23             542,000             $ 4.98
                           =============                                              ================


Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee share options under the fair value method of that Statement. The fair value for employee options granted during this year was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:


                                                                                 FOR THE YEAR ENDED
                                                          -----------------------------------------------------------------
                                                              MARCH 31,              MARCH 31,              MARCH 31,
                                                                 1999                   1998                   1997
                                                          -----------------------------------------------------------------
Risk free interest rate                                       4.2 - 6.7%             5.3 - 6.6%             5.3 - 6.6%
Volatility                                                       80%                     --                     --
Dividend yield                                                    --                     --                     --
Expected life in years                                         4 years                3 years                3 years

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period, which includes actual accelerated vesting entitlements during the year.

The Company's pro forma information follows (in thousands except for earnings per share information):

                                                                                 FOR THE YEAR ENDED
                                                          -----------------------------------------------------------------
                                                              MARCH 31,               MARCH 31,              MARCH 31,
                                                                 1999                    1998                   1997
                                                          -----------------------------------------------------------------
Pro forma net income                                           $6,267,000             $4,726,000             $2,011,000
                                                          =================================================================
Pro forma earnings per share (basic)                           $     0.50             $     0.47             $     0.20
                                                          =================================================================
Pro forma earnings per share (diluted)                         $     0.49             $     0.47             $     0.20
                                                          =================================================================

The effect on net income and earnings per share may not be indicative of the effects in future years as options vest over several years and the Company continues to grant stock options to new employees.

8.   EARNINGS PER SHARE

The following table sets forth per share earnings for the year ended March 31, 1999.

                                                                                                            YEAR ENDED
                                                                                                          MARCH 31, 1999
                                                                                                        --------------------
Numerator:
    Net income (numerator for earnings per common share and earnings per common share
      assuming dilution)                                                                                     $ 7,759,472
Denominator:
    Denominator for basic earnings per share - weighted average shares                                        12,467,620
    Effect of dilutive securities:
       Employee stock options                                                                                    387,006
                                                                                                        --------------------
    Denominator for diluted earnings per share - adjusted weighted average
      shares and assumed conversions                                                                          12,854,626
                                                                                                        ====================
Basic earnings per share                                                                                     $      0.62
                                                                                                        ====================
Diluted earnings per share                                                                                   $      0.60
                                                                                                        ====================

In addition, as of March 31, 1999, there were outstanding options to purchase 1,631,125 shares that are potentially dilutive.

The following table sets forth the computation of earnings per share of Common Stock and Special Common Stock from continuing operations for the years ended March 31, 1998 and 1997:

                                                                                          1998                 1997
                                                                                     ------------------------------------
Numerator:
    Income from continuing operations (numerator for earnings
     per common share)                                                                   $ 4,898,000        $ 1,941,000
                                                                                     ------------------------------------
Dividends declared
    Common Stock                                                                          (2,064,288)        (1,032,144)
    Special Common Stock                                                                    (935,712)          (467,856)
                                                                                     ------------------------------------
                                                                                          (3,000,000)        (1,500,000)
                                                                                     ------------------------------------
Undistributed earnings                                                                   $ 1,898,000        $   441,999
                                                                                     ====================================
    Denominator for earnings per common share - weighted
     average shares                                                                        9,952,040          9,952,040
Undistributed earnings per common share - Common Stock
    and Special Common Stock                                                             $      0.19        $      0.05
Assumed distribution of earnings - Common Stock and
    Special Common Stock                                                                        0.30               0.15
                                                                                     ------------------------------------
Earnings per common share from continuing operations - Common
    Stock and Special Common Stock                                                       $      0.49        $      0.20
                                                                                     ====================================

Earnings per common share from continuing operations has been calculated under the two-class method for Common Stock and Special Common Stock. Class A Common Stock does not share in dividends with Common Stock and Special Common Stock, and therefore does not share in earnings. There were no dilutive securities outstanding at March 31, 1998 or 1997.

9.   MAJOR CUSTOMERS

The nature of the Company's services results in the Company deriving significant amounts of revenue from certain customers in a particular year. For the year ended March 31, 1999, three customers accounted for 18.4%, 16.4% and 13.8% of the Company's revenues. At March 31, 1999, these customers represented 29.7%, 1.1% and 6.4% of accounts receivable. For the year ended March 31, 1998, five customers accounted for 17.4%, 13.7%, 13.3%, 10.1% and 10.0% of the Company's revenues. At March 31, 1998, these customers represented 13.6%, 19.8%, 22.3%, 2.6% and 12.3% of accounts receivable. For the year ended March 31, 1997, two customers accounted for 18.8% and 12.4% of the Company's revenues.

10.  EMPLOYEE RETIREMENT PLAN

The Company maintains a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code for eligible employees (the "401(k) Plan"). The 401(k) Plan is funded by employee contributions of up to 15% of gross compensation and by discretionary Company contributions. In accordance with the provisions of the 401(k) Plan, employees may make tax-deferred contributions and the Company, at its discretion, may match 50% of employee contributions up to 5% of their earnings. The Company may also elect to make additional contributions to the plan. Company contributions vest ratably over five years of employment. Company contributions amounted to $477,365, $301,300 and $83,062 for the years ended March 31, 1999, 1998 and 1997, respectively.

11.  SEGMENT INFORMATION

The Company operates in a single business segment which offers similar products and services. The Company's products are similar in nature, providing information technology strategy consulting and systems integration services to customers exclusively in the financial services industry, with a primary focus on banks.

12.  COMMITMENTS

The Company leases its facilities and other equipment under operating leases. Rent expense recognized under these leases during the fiscal years ended March 31, 1999, 1998 and 1997 totaled approximately $519,000, $500,000 and $438,000, respectively. Future minimum lease payments due under noncancelable operating and capital leases are as follows:

                                                             OPERATING             CAPITAL
                                                          ----------------     ----------------
                                                                     (in thousands)
      Year ending March 31:
           2000                                                 $500                $  22
           2001                                                   15                   13
                                                          ----------------     ----------------

      Total minimum lease payments                              $515                   35
                                                          ================
      Amount representing interest                                                     (2)
                                                                               ----------------
                                                                                       33
      Current portion of capital lease (included in
       accrued expenses)                                                              (20)
                                                                               ----------------
      Long-term portion of capital lease                                            $  13
                                                                               ================

13.  DISCONTINUED OPERATIONS

During September 1994, the Company approved a plan and entered into an agreement with a third party that called for the Company to discontinue its on-line processing division (the "Agreement"). The Company ceased all operations of the on-line processing division in June 1995. Subsequent to June 1995, the Company did not manage any part of the business and was no longer subject to any of its risks. Pursuant to the Agreement, the Company was entitled to receive up to $400,000 in payments from the third party, of which all such payments totaling approximately $351,000 were received by November 1996. The contingent payments were structured such that the first payment was to be paid three months after the former on-line processing division's customers became customers of the third party. The amount of the payment was calculated as a percentage of revenue earned by the third party from the transferred customer base. The second and final payment was calculated based on annualized revenue generated from the transferred customer base only if the customer had not notified the third party of its intention to terminate the relationship after one year.

14.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table presents unaudited quarterly financial information for the years ended March 31, 1999 and 1998 (in thousands, expect per share data):

                                                                      FOR THE QUARTERS ENDED
                                          -------------------------------------------------------------------------------
                                            JUNE 30,           SEPTEMBER 30,          DECEMBER 31,           MARCH 31,
                                              1998                 1998                   1998                 1999
                                          -------------------------------------------------------------------------------
Revenue                                       $17,446              $18,186                $18,731              $12,400
Income from operations                          3,608                4,157                  4,319                  278
Net income                                      2,162                2,565                  2,653                  379
Basis earnings per share                      $  0.19              $  0.20                $  0.21              $  0.03
Diluted earnings per share                    $  0.18              $  0.19                $  0.20              $  0.03

                                                                      FOR THE QUARTERS ENDED
                                          -------------------------------------------------------------------------------
                                            JUNE 30,          SEPTEMBER 30,          DECEMBER 31,           MARCH 31,
                                              1997                1997                   1997                 1998
                                          -------------------------------------------------------------------------------
Revenue                                      $8,231             $9,118                $10,870              $14,611
Income from operations                        1,626              1,784                  2,136                2,757
Net income                                      958              1,051                  1,268                1,621
Basic earnings per share                     $ 0.10             $ 0.11                $  0.13              $  0.16
Diluted earnings per share                   $ 0.10             $ 0.11                $  0.13              $  0.16

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

The following schedule depicts the allowance for doubtful accounts for the years ended March 31, 1997, 1998 and 1999 (in thousands):


                                                                                    CHARGED TO
                                             BALANCE AT           CHARGED TO         OTHER               BALANCE AT
   ALLOWANCE FOR DOUBTFUL                    BEGINNING            COST AND          ACCOUNTS -            END OF
         ACCOUNTS                            OF PERIOD            EXPENSES         WRITE-OFFS             PERIOD
----------------------------------------------------------------------------------------------------------------------
Year Ended March 31, 1997                     $113                 $120                $2                  $231
Year Ended March 31, 1998                      231                  144                --                   375
Year Ended March 31, 1999                      375                  352                 2                   725


ITEM 9: CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

On September 3, 1998, the Company engaged PricewaterhouseCoopers LLP as independent auditors for the fiscal year ending March 31, 1999 and dismissed Ernst & Young LLP ("E&Y") effective immediately. This action was taken upon the unanimous approval of the Audit Committee of the Board of Directors.

During the fiscal years ended March 31, 1997 and March 31, 1998, respectively, and subsequent interim period, there were no disagreements between the Company and E&Y on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of E&Y would have caused E&Y to make reference to the matter in their report. During the fiscal years ended March 31, 1997 and March 31, 1998, respectively, and the subsequent interim period, there were no "reportable events" as that term is described in Item 304(a)(1)(v) of Regulation S-K. The reports of E&Y on the Company's financial statements for the fiscal years 1997 and 1998 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

The Company has not consulted PricewaterhouseCoopers LLP regarding the application of accounting principles to any specified transactions or the type of audit opinion that might be rendered on the Company's financial statements during the Company's two fiscal years ended March 31, 1997 and 1998.

                                    PART III

ITEM 10:   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information under the Sections "Election of Directors," "Occupations of Directors and Executive Officers," and "16(a) Beneficial Ownership Reporting Compliance," of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on July 28, 1999, to be filed with the Commission not later than 120 days after the close of the Company's fiscal year ended March 31, 1999, is hereby incorporated by reference.

ITEM 11:   EXECUTIVE COMPENSATION

The information under the Sections "Compensation and Other Information Concerning Directors and Officers" and "Stock Performance Graph" of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on July 28, 1999, to be filed with the Commission not later than 120 days after the close of the Company's fiscal year ended March 31, 1999, is hereby incorporated by reference.

ITEM 12:   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information under the Section "Securities Ownership of Certain Beneficial Owners and Management" of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on July 28, 1999, to be filed with the Commission not later than 120 days after the close of the Company's fiscal year ended March 31, 1999, is hereby incorporated by reference.

ITEM 13:   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information under the Sections "Compensation and Other Information Concerning Directors and Officers" and "Certain Relationships and Related Transactions" of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on July 28, 1999, to be filed with the Commission not later than 120 days after the close of the Company's fiscal year ended March 31, 1999, is hereby incorporated by reference.

ITEM 14:   EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

The following documents are filed as part of this Form 10-K:

1.   Financial Statements - See "Index to Consolidated Financial Statements" at
     Item 8 and incorporated herein by reference.

2. Financial Statement Schedules - Schedule II - Valuation and Qualifying Accounts is listed in the Index to Consolidated Financial Statements, is included on page 40 and is filed as part of this report. All other schedules to the consolidated financial statements are omitted as the required information is either inapplicable or presented in the financial statements or related notes.

3. Exhibits - The Exhibits which are filed with this Report or which are incorporated by reference herein are set forth in the Exhibit Index which appears on page 43 hereof.

4.   Reports on Form 8-K - None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


ATLANTIC DATA SERVICES, INC.                                    DATE

By:  /s/ Robert W. Howe                                         June 25, 1999
     -------------------------------
     Chairman of the Board and
       Chief Executive Officer

We, the undersigned officers and directors of Atlantic Data Services, Inc., hereby severally constitute and appoint Robert W. Howe and Paul K. McGrath, and each of them singly, our true and lawful attorneys, with full power to them and each of them singly, to sign for us in our names in the capacities to do all things in our names and on our behalf in such capacities to enable Atlantic Data Services, Inc. to comply with the provisions of the Securities Exchange Act of 1934 and all requirements of the Securities Exchange Commission.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


 SIGNATURE                         TITLE                                                DATE

 /s/ Robert W. Howe                Chairman of the Board and Chief                      June 25, 1999
 ---------------------------         Executive Officer (Principal Executive
 (Robert W. Howe)                    Officer)

 /s/ William H. Gallagher          President, Chief Operating Officer                   June 25, 1999
 ---------------------------         and Director
 (William H. Gallagher)

 /s/ Paul K. McGrath               Senior Vice President and Chief                      June 25, 1999
 ---------------------------         Financial Officer (Principal Financial
 (Paul K. McGrath)                   and Accounting Officer)

 /s/ Richard D. Driscoll           Director                                             June 25, 1999
 ---------------------------
 (Richard D. Driscoll)

 /s/ David C. Hodgson              Director                                             June 25, 1999
 ---------------------------
 (David C. Hodgson)

 /s/ Lee M. Kennedy                Director                                             June 25, 1999
 ---------------------------
 (Lee M. Kennedy)

 /s/ George F. Raymond             Director                                             June 25, 1999
 ---------------------------
 (George F. Raymond)

                                  EXHIBIT INDEX


    No.                              Description
--------------------------------------------------------------------------------

3.01 Second Amended and Restated Articles of Organization of the Company [Incorporated by reference to the Company's Registration Statement on Form S-1 filed March 26, 1998 (File No. 333-48703)]

3.02 Second Amended and Restated By-Laws of the Company [Incorporated by reference to the Company's Registration Statement on Form S-1 filed March 26, 1998 (File No. 333-48703)]

4.01 Specimen Certificate for Shares of the Company's Common Stock [Incorporated by reference to the Company's Registration Statement on Form S-1 filed March 26, 1998 (File No. 333-48703)]

10.01+ Key Person Stock Plan [Incorporated by reference to the Company's Registration Statement on Form S-1 filed March 26, 1998 (File No. 333-48703)]

10.02+ Amended and Restated 1992 Incentive Stock Option Plan [Incorporated by reference to the Company's Registration Statement on Form S-1 filed March 26, 1998 (File No. 333-48703)]

10.03+ Form of Incentive Stock Option Agreement for Shares Issued Under the Amended and Restated 1992 Incentive Stock Option Plan [Incorporated by reference to the Company's Registration Statement on Form S-1 filed March 26, 1998 (File No. 333-48703)]

10.04+ Amended and Restated 1997 Stock Plan [Incorporated by reference to the Company's Registration Statement on Form S-1 filed March 26, 1998 (File No. 333-48703)]

10.05+ Form of Incentive Stock Option Agreement under the Amended and Restated 1997 Stock Plan [Incorporated by reference to the Company's Registration Statement on Form S-1 filed March 26, 1998 (File No. 333-48703)]

10.06+ Form of Non-Qualified Stock Option Agreement under the Amended and Restated 1997 Stock Plan [Incorporated by reference to the Company's Registration Statement on Form S-1 filed March 26, 1998 (File No. 333-48703)]

10.07+ 1998 Employee Stock Purchase Plan [Incorporated by reference to the Company's Registration Statement on Form S-1 filed March 26, 1998 (File No. 333-48703)]

10.08+ Employment Agreement between the Company and Robert W. Howe dated March 25, 1998 [Incorporated by reference to the Company's Registration Statement on Form S-1 filed March 26, 1998 (File No. 333-48703)]

10.09+ Employment Agreement between the Company and William H. Gallagher dated March 25, 1998 [Incorporated by reference to the Company's Registration Statement on Form S-1 filed March 26, 1998 (File No. 333-48703)]

10.10+ Employment Agreement between the Company and Paul K. McGrath dated March 25, 1998 [Incorporated by reference to the Company's Registration Statement on Form S-1 filed March 26, 1998 (File No. 333-48703)]

10.11+ Employment Agreement between the Company and Peter A. Cahill dated March 25, 1998 [Incorporated by reference to the Company's Registration Statement on Form S-1 filed March 26, 1998 (File No. 333-48703)]

10.12+ Employment Agreement between the Company and David E. Olsson dated March 25, 1998 [Incorporated by reference to the Company's Registration Statement on Form S-1 filed March 26, 1998 (File No. 333-48703)]

10.13*+ Employment Agreement between the Company and Paul James Lynch dated October 12, 1998

10.14 Registration Rights Agreement dated March 25, 1998 by and among the Company and Certain Stockholders [Incorporated by reference to the Company's Registration Statement on Form S-1 filed March 26, 1998 (File No. 333-48703)]

10.15 Lease Agreement between the Company and National Fire Protection Association dated April 1, 1995, as amended July 31, 1998 and January 15, 1997 [Incorporated by reference to the Company's Registration Statement on Form S-1 filed March 26, 1998 (File No. 333-48703)]

    No.                        Description
--------------------------------------------------------------------------------

10.16* Third Amendment - Lease Agreement between the Company and National Fire Protection Association dated October 15, 1998

10.17* Fourth Amendment - Lease Agreement between the Company and National Fire Protection Association dated May 1, 1999

21.01*    Subsidiaries of the Company

23.01*    Consent of PricewaterhouseCoopers LLP

23.02*    Consent of Ernst & Young LLP

24.01*    Power of Attorney (included on Signature Page hereto)

27.01*    Financial Data Schedule

---------------

*Filed herewith
+Indicates management contract or a compensatory plan, contract or arrangement.