Form 10-Q
period 1999-06-30
ATLANTIC DATA SERVICES INC
filed 1999-08-09
CIK 1052773

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q
                                    ---------


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended JUNE 30, 1999

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

As of July 31, 1999, there were 12,906,391 shares of the Registrant's Common Stock, $.01 par value per share, outstanding.

                          ATLANTIC DATA SERVICES, INC.

                                TABLE OF CONTENTS

                                                                                                        Page
                                                                                                        ----
PART I - FINANCIAL INFORMATION

ITEM 1: Financial Statements

Condensed Consolidated Balance Sheets as of June 30, 1999 (Unaudited)
  and March 31, 1999                                                                                       3

Condensed Consolidated Statements of Income for the Three Months Ended                                     4
  June 30, 1999 and 1998 (Unaudited)

Condensed Consolidated Statements of Cash Flows for the Three                                              5
  Months Ended June 30, 1999 and 1998 (Unaudited)

Notes to Condensed Consolidated Financial Statements                                                       6

ITEM 2:    Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                                                           8

ITEM 3:    Quantitative and Qualitative Disclosures about Market Risk                                     13


PART II - OTHER INFORMATION

ITEM 2:    Changes in Securities and Use of Proceeds                                                      14

ITEM 6:    Exhibits and Reports on Form 8-K                                                               15


SIGNATURES                                                                                                16


EXHIBIT INDEX                                                                                             17

                                     PART I

ITEM 1:  FINANCIAL INFORMATION



                          ATLANTIC DATA SERVICES, INC.

                      Condensed Consolidated Balance Sheets
                      (in thousands, except per share data)

                                                                                        JUNE 30,            MARCH 31,
                                                                                          1999                1999
                                                                                     --------------      ---------------
                                                                                      (Unaudited)

ASSETS
Current assets:

     Cash and cash equivalents                                                          $36,272              $37,326
     Accounts receivable, net of allowances for doubtful accounts of $725
      at June 30, 1999 and March 31, 1999                                                 6,146                7,037
     Prepaid expenses                                                                       426                  100
     Deferred taxes                                                                         739                  739
                                                                                        -------              -------
         Total current assets                                                            43,583               45,202
     Property and equipment, net                                                          1,280                1,346
     Other assets                                                                           175                  213
                                                                                        -------              -------
TOTAL ASSETS                                                                            $45,038              $46,761
                                                                                        =======              =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

     Accounts payable                                                                   $ 1,009              $ 1,193
     Accrued expenses and other liabilities                                               3,072                4,393
     Income taxes payable                                                                    --                  417
                                                                                        -------              -------
         Total current liabilities                                                        4,081                6,003
                                                                                        -------              -------
Long-term liabilities                                                                         8                   13
                                                                                        -------              -------

Commitments

Stockholders' equity:

     Preferred stock, $.01 par value, 1,000,000 authorized, no shares
       issued or outstanding                                                                 --                   --
     Common stock, $.01 par value, 60,000,000 shares authorized,
       13,018,391 shares issued and 12,906,391 outstanding at June 30,
       1999 and March 31, 1999                                                              130                  130
     Additional paid-in capital                                                          26,526               26,526
     Retained earnings                                                                   14,318               14,114
     Treasury stock (112,000 shares carried at cost)                                        (25)                 (25)
                                                                                        -------              -------
         Total stockholders' equity                                                      40,949               40,745
                                                                                        -------              -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                              $45,038              $46,761
                                                                                        =======              =======


See accompanying Notes to Condensed Consolidated Financial Statements.

                          ATLANTIC DATA SERVICES, INC.

                   Condensed Consolidated Statements of Income
                      (in thousands, except per share data)
                                   (Unaudited)

                                                                                      THREE MONTHS ENDED
                                                                                           JUNE 30,
                                                                             --------------------------------------
                                                                                  1999                   1998
                                                                             ---------------        ---------------

Revenues                                                                         $10,251                $17,446
Cost of revenues                                                                   7,580                  9,981
                                                                                 -------                -------
Gross profit                                                                       2,671                  7,465
                                                                                 -------                -------
Operating expenses:

     Sales and marketing                                                             679                  1,552
     General and administrative                                                    2,038                  2,305
                                                                                 -------                -------
         Total operating expenses                                                  2,717                  3,857
                                                                                 -------                -------
Income (loss) from operations                                                        (46)                 3,608
Interest income, net                                                                 406                    152
                                                                                 -------                -------
Income before provision for income taxes                                             360                  3,760
Provision for income taxes                                                           156                  1,598
                                                                                 -------                -------
         Net income                                                              $   204                $ 2,162
                                                                                 =======                =======

Basic earnings per share                                                         $  0.02                $  0.19
                                                                                 =======                =======

Diluted earnings per share                                                       $  0.02                $  0.18
                                                                                 =======                =======

Shares used in computing earnings per share (basic)                               12,906                 11,355
                                                                                 =======                =======

Shares used in computing earnings per share (diluted)                             13,096                 11,737
                                                                                 =======                =======


See accompanying Notes to Condensed Consolidated Financial Statements.

                          ATLANTIC DATA SERVICES, INC.

                 Condensed Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)

                                                                                        THREE MONTHS ENDED
                                                                                             JUNE 30,
                                                                               -------------------------------------
                                                                                    1999                  1998
                                                                               ---------------       ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                       $   204                 $ 2,162
Adjustments to reconcile net income to net cash provided by (used in)
  operating activities:

     Depreciation and amortization                                                   161                     136
     Provision for bad debts                                                          --                     100
     Change in assets and liabilities:
         Accounts receivable                                                         891                  (2,749)
         Prepaid expenses and other assets                                          (288)                    267
         Accounts payable                                                           (184)                    513
         Accrued expenses and other liabilities                                   (1,321)                   (105)
         Billings in excess of costs and estimated earnings on contracts              --                    (151)
         Federal and state income taxes                                             (417)                    494
                                                                                 -------                 -------
Net cash provided by (used in) operating activities                                 (954)                    667
                                                                                 -------                 -------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment                                                   (95)                   (253)
                                                                                 -------                 -------

CASH FLOWS FROM FINANCING ACTIVITIES:

Principal payments under capital lease obligation                                     (5)                     (5)
Net proceeds from initial public offering                                             --                  23,534
                                                                                 -------                 -------
Net cash provided by (used in) financing activities                                   (5)                 23,529
                                                                                 -------                 -------

Net increase (decrease) in cash and cash equivalents                              (1,054)                 23,943

Cash and cash equivalents, beginning of period                                    37,326                   3,401
                                                                                 -------                 -------

Cash and cash equivalents, end of period                                         $36,272                 $27,344
                                                                                 =======                 -------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
     Taxes                                                                       $   771                 $ 1,105
                                                                                 =======                 =======


See accompanying Notes to Condensed Consolidated Financial Statements.

                          ATLANTIC DATA SERVICES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                  June 30, 1999

1.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by Atlantic Data Services, Inc. (the "Company") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for future periods of the full fiscal year. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes included in the Company's Annual Report on Form 10-K for the year ended March 31, 1999.

The balance sheet at March 31, 1999 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

3.   EARNINGS PER SHARE

The following table sets forth the computation of basic earnings per share and diluted earnings per share for the three months ended June 30, 1999 and 1998:

                                                                                       THREE MONTHS ENDED
                                                                                            JUNE 30,
                                                                              --------------------------------------
                                                                                   1999                  1998
                                                                              ----------------      ----------------
                                                                                      (in thousands, except
                                                                                         per share data)
Numerator:
Net income (numerator for basic earnings per share and
  diluted earnings per share)                                                      $    204               $ 2,162
                                                                                   --------               -------

Denominator:
Denominator for basic earnings per share - weighted average
  shares and special common shares                                                   12,906                11,355
Effect of dilutive securities:
     Employee stock options                                                             190                   382
                                                                                   --------               -------
         Denominator for diluted earnings per share - adjusted
           weighted average and assumed conversions                                  13,096                11,737
                                                                                   --------               -------

Basic earnings per share                                                              $0.02                 $0.19
                                                                                   ========               =======

Diluted earnings per share                                                            $0.02                 $0.18
                                                                                   ========               =======


In addition, as of June 30, 1999, there were options outstanding to purchase 1,475,625 shares that are potentially dilutive.

4.   MAJOR CUSTOMERS

The nature of the Company's services results in the Company deriving significant amounts of revenue from certain customers in a particular period. For the quarter ended June 30, 1999, two customers accounted for 26.3% and 16.7% of the Company's revenues. For the quarter ended June 30, 1998, three customers accounted for 23.1%, 15.6% and 13.7% of the Company's revenues.

                          ATLANTIC DATA SERVICES, INC.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Atlantic Data Services, Inc. ("We" or "ADS") provides IT strategy consulting and systems integration services to customers exclusively in the financial services industry, primarily banks. Our service offerings are organized around four practice areas: IT Strategy Consulting, Consolidations and Conversions, Year 2000 Resolution and Electronic Commerce and Home Banking.

We were organized in Massachusetts in 1980 to provide consulting services to banks and bank service bureaus. Our revenues are derived primarily from professional fees billed to customers on a time and materials basis, or in certain instances on a fixed price basis. Included in revenues are reimbursable contract-related travel and entertainment expenses, which are separately billed to clients. Substantially all of our contracts, other than fixed price contracts, are terminable by the customer following limited notice and without significant penalty to the customer. Revenues from fixed price contracts represented approximately 0% and 6.2% of our revenues for the quarters ended June 30, 1999 and 1998, respectively.

We have derived, and expect to continue to derive, a significant portion of our revenues from a relatively limited number of customers. Revenues from our five largest customers for the quarters ended June 30, 1999 and 1998 were 65.4% and 67.2%, respectively, as a percentage of revenues. For the quarter ended June 30, 1999, First Security Information Technology Inc, Fleet Services Corporation, SunTrust Service Corporation, Associated Banc-Corp. and UST Data Services, Inc. accounted for approximately 26.3%, 16.7%, 8.4%, 7.4% and 6.7%, respectively, of revenues. For the quarter ended June 30, 1998, National City Corporation, First Security Information Technology, Inc., Associated Banc-Corp., Peoples Heritage Bank and ABN-AMRO Information Technology Service Company accounted for approximately 23.1%, 15.6%, 13.7%, 8.7% and 6.2%, respectively, of revenues.

Cost of revenues consists primarily of salaries and employee benefits for personnel dedicated to customer assignments, fees paid to subcontractors for work performed in connection with customer assignments, and reimbursable contract-related travel and entertainment expenses incurred by us in connection with the delivery of our services.

Sales and marketing expenses consist primarily of salaries, employee benefits, travel expenses and promotional costs. General and administrative expenses consist primarily of expenses associated with our management, finance and administrative groups, including recruiting, training, depreciation and amortization, and occupancy costs.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

This Report on Form 10-Q includes forward-looking statements. You can identify these forward-looking statements when you see us using words such as "expect," "anticipate," "believe," "intend," "may," "predict," and other similar expressions. These forward-looking statements cover, among other items: events, conditions and financial trends that may effect the Company's future plans of operation, business strategy, growth of operations and financial position, including statements relating to estimates of earnings for any future financial period including, without limitation, the second quarter of fiscal 2000, new customer opportunities and levels of professional staff. Forward-looking statements are not guarantees of future performance and are necessarily subject to a number of risks and uncertainties, some of which are beyond our control. Actual results could differ materially from those anticipated as a result of any of the following factors:

- variations in our revenues and operating results which could cause our results of operations to be below the expectations of public market analysts and investors;

-    our dependence on the financial services industry;

- the concentration of our revenues from a relatively limited number of customers;

-    the risks associated with fixed price contracts;

- our dependence on the Year 2000 market and the current reductions in Year 2000 spending by our customers;

-    our dependence on key personnel;

- the availability of professional staff as our business involves the delivery of professional services which is labor-intensive;

-    the management of our growth;

- competition from other companies in the information technology and systems integration market;

- rapid technological change and our ability to develop information technology solutions that keep pace with such changes;

-    our potential for contract liability;

-    equity control by management;

-    the risks associated with potential acquisitions; and

-    the volatility of our stock price.

Because of these risks and uncertainties, the forward-looking events discussed in this Report might not transpire.

RECENT DEVELOPMENTS

We continue to experience lower bookings and our financial results have been affected by the slowdown in merger activity within the banking sector. Further, many of our clients have completed their use of external resources for their Y2K projects, which has also negatively impacted revenue generation. Consequently, it is likely that, at least through the remainder of calendar 1999, ADS will continue to experience reduced revenue generation and have revenue lower than that of the corresponding quarters in the prior fiscal year, and at least for the first two quarters of fiscal year 2000 lower than that of the immediate preceding quarters. This, in turn, will have an adverse impact on our earnings. For our fiscal quarter ending September 30, 1999, we currently expect that our revenue will be in the range of $5.0 million to $7.0 million. Because we are currently committed to maintaining current staffing levels to support anticipated future customer opportunities we likely will incur a net loss for that quarter.

VARIABILITY OF QUARTERLY OPERATING RESULTS

Variations in our revenues and operating results have occurred from quarter to quarter and may continue to occur as a result of a number of factors. Quarterly revenues and operating results can depend on:

     - the number, size and scope of customer projects commenced and completed during a quarter;
     -    changes in employee utilization rates;
     -    changes in average billing rates;
     -    the number of working days in a quarter;
     - the timing of introduction of new service offerings, both by us and our competitors;
     -    changes in pricing, both by us and our competitors;
     -    loss of a significant customer;
     -    loss of key personnel;
     -    other factors that adversely impact the financial services industry;
          and
     -    general economic conditions.

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

QUARTERS ENDED JUNE 30, 1999 COMPARED TO QUARTER ENDED JUNE 30, 1998

REVENUES

Revenues decreased 41.2% for the quarter ended June 30, 1999 over the quarter ended June 30 1998, from $17.4 million to $10.3 million. This decrease was primarily due to a decrease in volume of services delivered to customers and a decrease in our utilization rate.

COST OF REVENUES

Cost of revenues decreased 24.1% to $7.6 million from $10.0 million for the quarter ended June 30, 1999 compared to the quarter ended June 30, 1998, representing 73.9% and 57.2%, respectively, of revenues in each quarter. The dollar decrease in cost of revenues was primarily due to a decrease in billable personnel from 292 at June 30, 1998 to 196 at June 30, 1999. The increase in cost of revenues as a percentage of revenues is due primarily to decreased utilization rates. Based on current industry conditions, we expect that decreased utilization rates will continue in fiscal 2000.

SALES AND MARKETING

Sales and marketing expenses decreased 56.3% to $679,000 from $1.6 million for the quarter ended June 30, 1999 compared to the quarter ended June 30, 1998, representing 6.6% and 8.9% of revenues, respectively. This decrease resulted primarily from a reduction in our sales and marketing group from 18 employees at June 30, 1998 to 12 employees at June 30, 1999, the decrease in sales commissions, travel related expenses for the sales group, as well as decreased investment in marketing initiatives. We expect our sales and marketing expenses to increase in absolute dollars as we continue to add sales and marketing staff.

GENERAL AND ADMINISTRATIVE

General and administrative expenses decreased 11.6% to $2.0 million from $2.3 million for the quarter ended June 30, 1999 compared to the quarter ended June 30, 1998, representing 19.9% and 13.2% of revenues, respectively. The dollar decrease is primarily due to decreases in recruiting efforts. The increase in general and administrative expenses as a percentage of revenues reflects the significant decrease in revenues for the quarter ended June 30, 1999 compared to the quarter ended June 30, 1998.

INTEREST INCOME, NET

Interest income, net increased $254,000 from $152,000 for the quarter ended June 30, 1998 to $406,000 for the quarter ended June 30, 1999. This increase was principally due to the increase in the amount of cash and cash equivalents available for investment because of the net proceeds received from our initial public offering completed on May 28, 1998 of $23.4 million and additional cash generated from operations.

PROVISION FOR INCOME TAXES

The provision for income taxes decreased $1.4 million to $156,000 from $1.6 million for the quarter ended June 30, 1999 compared to the quarter ended June 30, 1998, resulting in effective tax rates of 43.3% and 42.5%, respectively. Our rate may vary from period to period based on doing business in areas with varying state and local statutory income tax rates. The increase in the effective tax rate is primarily due to differences in applicable state income tax rates.

LIQUIDITY AND CAPITAL RESOURCES

We have no long-term debt and continue to operate primarily debt-free. Working capital was $39.5 million at June 30, 1999. Our days sales in accounts receivable at June 30, 1999 was 54 compared to 61 days at June 30, 1998. The decrease in days sales outstanding was the result of increased emphasis on collections. While we believe that the risk with respect to collection of accounts receivable is minimized by the creditworthiness of our customers, primarily banks and other financial institutions, and our credit and collection policies, there can be no assurance that we will not encounter collection problems in the future. We attempt to further minimize this risk by performing ongoing credit valuations of our customers and maintaining an allowance for potential credit losses. We believe that our allowance for doubtful accounts and collection policies are adequate.

Capital expenditures for the quarter ended June 30, 1999 of $95,000 were primarily to support our existing employees. Capital expenditures for the remainder of fiscal 2000 are expected to be approximately $700,000 and will be used principally for computers and other equipment and, to a lesser extent, leasehold improvements.

We expect that existing cash and cash equivalent balances, together with cash provided from operations, will be sufficient to meet the Company's working capital and capital expenditure requirements for at least the next twelve months.

To date, inflation has not had a material impact on the Company's financial results.

IMPACT OF YEAR 2000

The Year 2000 issue is the result of computer programs using a two-digit format, as opposed to four digits, to indicate the year. Computer systems based on a two-digit format will be unable to interpret dates beyond the year 1999 which could cause a system failure or other computer errors, leading to disruptions in operations. The Year 2000 problem affects virtually all computer systems, processes, and products in all segments of the economy. We are aware of the issues associated with the Year 2000 issue and believe there are three general areas of potential exposure: (1) our own service offerings; (2) our internal informational systems; and (3) the effects of third party compliance efforts. Based on our analysis through June 30, 1999, we do not believe that the Year 2000 issue will materially affect our business.

- Service Offerings and Products. We believe that our information technology ("IT") strategy consulting and systems integration services will not be affected by the Year 2000 issue because such IT service offerings do not involve computer processes that store or manipulate date-related fields. We will continue to monitor newly developed or acquired IT service offerings and products for Year 2000 compliance. In the event that any of our developed or acquired IT service offerings or products are not Year 2000 compliant in a timely manner, our sales may decline materially, customers and those with whom they do business may assert product liability and other claims, and our business, results of operations and financial condition would be materially and adversely affected.

- Internal Information Systems. We have conducted an assessment of our information technology systems and non-IT systems (such as voice mail, telephone and other systems containing embedded microprocessors). As a result of our assessment, we have remediated our voice mail, telephone system, corporate workstation computers and their servers, making them Year 2000 compliant. We determined during this assessment that our mission critical focus would be the accounting and finance area. As a result, we have scrutinized and tested for Year 2000 compliance both the accounting software created by third parties and internally developed time and expense reporting and project accounting software applications. For such third-party software applications, we have obtained written confirmation that the software applications are Year 2000 compliant. We also expect that results of the independent testing of our third party payroll application
     (ADP) will be completed by ADP on schedule. We believe that our internally developed applications are already Year 2000 compliant and testing of the mission critical areas, as outlined above, was completed by June 30, 1999.

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

- Effects of Third Party Compliance. In addition to our internal systems, we rely on third party relationships in the conduct of our business. For example, third party vendors handle the payroll function for us, and we also rely on the services of the landlord at our facility, telecommunication companies, banks, utilities and commercial airlines, among others. We have obtained assurances from our landlord and our material vendors and suppliers that there will be no interruption of service as a result of the Year 2000 issue. We have prepared contingency plans to mitigate the negative effects on us in the event the Year 2000 issue results in the unavailability of any of these services. However, contingency plans developed by us may not prevent a service interruption on the part of one or more of our third party vendors or suppliers. In addition, the failure on the part of the accounting systems of our clients due to the Year 2000 issue could result in a delay in the payment of invoices issued by us for services and expenses. A material service interruption from a material vendor or supplier or a failure of the accounting systems of a significant number of our clients would have a material adverse effect on our business, financial condition and results of operations.

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

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion about our market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. As of June 30, 1999, we did not use derivative financial instruments for speculative or trading purposes.

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

From May 21, 1998 through June 30, 1999, we have applied approximately $876,000 of the net proceeds from the IPO to working capital. We invested the balance of such net proceeds primarily in money market accounts.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits

             27.1 Financial data schedule

        (b)  Reports on Form 8-K

             None

                                   SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          ATLANTIC DATA SERVICES, INC.



Date:  August 9, 1999                       By: /s/ Robert W. Howe
                                            ----------------------
                                            Robert W. Howe
                                            Chairman and Chief Executive Officer



Date:  August 9, 1999                       By: /s/ Paul K. McGrath
                                            -----------------------
                                            Paul K. McGrath
                                            Senior Vice President and Chief
                                            Financial Officer (Principal
                                            Financial and Accounting Officer)

                                  EXHIBIT INDEX

                                                                           Page
                                                                           ----

27.1 - Financial Data Schedule                                               18