Form 10-Q
period 1999-09-30
ATLANTIC DATA SERVICES INC
filed 1999-11-12
CIK 1052773

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended SEPTEMBER 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ________ to _______ .


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

As of November 5, 1999, there were 12,943,346 shares of the Registrant's Common Stock, $.01 par value per share, outstanding.

                          ATLANTIC DATA SERVICES, INC.

                                TABLE OF CONTENTS


                                                                            PAGE
                                                                            ----
PART I - FINANCIAL INFORMATION

ITEM 1:  Financial Statements

Condensed Consolidated Balance Sheets as of September 30, 1999
  (Unaudited) and March 31, 1999                                               3

Condensed Consolidated Statements of Income for the Three and Six Months
  Ended September 30, 1999 and 1998 (Unaudited)                                4

Condensed Consolidated Statements of Cash Flows for the Six                    5
  Months Ended September 30, 1999 and 1998 (Unaudited)

Notes to Condensed Consolidated Financial Statements                           6

ITEM 2:  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                 9

ITEM 3:  Quantitative and Qualitative Disclosures about Market Risk           15


PART II - OTHER INFORMATION

ITEM 2:  Changes in Securities and Use of Proceeds                            16

ITEM 4:  Submission of Matters to Vote of Security Holders                    16

ITEM 6:  Exhibits and Reports on Form 8-K                                     17


SIGNATURES                                                                    18


EXHIBIT INDEX                                                                 19

                                     PART I

ITEM 1:  FINANCIAL INFORMATION


                          ATLANTIC DATA SERVICES, INC.
                      Condensed Consolidated Balance Sheets
                      (in thousands, except per share data)

                                                        SEPTEMBER 30,  MARCH 31,
                                                            1999        1999
                                                         -----------   -------
                                                         (Unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                             $37,405     $37,326
     Accounts receivable, net of allowances for doubtful
      accounts of $725 at September 30, 1999 and
      March 31, 1999                                         4,019       7,037
     Prepaid expenses                                          933         100
     Deferred taxes                                            739         739
                                                           -------     -------
         Total current assets                               43,096      45,202
     Property and equipment, net                             1,196       1,346
     Other assets                                              172         213
                                                           -------     -------
TOTAL ASSETS                                               $44,464     $46,761
                                                           =======     =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                      $   939     $ 1,193
     Accrued expenses and other liabilities                  3,267       4,393
     Income taxes payable                                       --         417
                                                           -------     -------
         Total current liabilities                           4,206       6,003
                                                           -------     -------
Long-term liabilities                                            2          13
                                                           -------     -------

Commitments

Stockholders' equity:
     Preferred stock, $.01 par value, 1,000,000
       authorized, no shares issued or outstanding              --          --
     Common stock, $.01 par value, 60,000,000 shares
       authorized, 13,055,346 shares issued and
       12,943,346 outstanding at September 30,
       1999 and 13,018,391 shares issued and
       12,906,391 outstanding at
       March 31, 1999                                          130         130
     Additional paid-in capital                             26,638      26,526
     Retained earnings                                      13,513      14,114
     Treasury stock (112,000 shares carried at cost)           (25)        (25)
                                                           -------     -------
         Total stockholders' equity                         40,256      40,745
                                                           -------     -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $44,464     $46,761
                                                           =======     =======


See accompanying Notes to Condensed Consolidated Financial Statements.

                          ATLANTIC DATA SERVICES, INC.

                   Condensed Consolidated Statements of Income
                      (in thousands, except per share data)
                                   (Unaudited)



                                            THREE MONTHS ENDED SIX MONTHS ENDED
                                               SEPTEMBER 30,     SEPTEMBER 30,
                                             ----------------  ----------------
                                              1999     1998     1999      1998
                                             -------  -------  -------  -------

Revenues                                     $ 6,789  $18,186  $17,040  $35,633
Cost of revenues                               6,037   10,520   13,617   20,502
                                             -------  -------  -------  -------
Gross profit                                     752    7,666    3,423   15,131
                                             -------  -------  -------  -------
Operating expenses:
     Sales and marketing                         721    1,261    1,400    2,812
     General and administrative                1,812    2,248    3,850    4,553
                                             -------  -------  -------  -------
         Total operating expenses              2,533    3,509    5,250    7,365
                                             -------  -------  -------  -------
Income (loss) from operations                 (1,781)   4,157   (1,827)   7,766
Interest income                                  440      364      846      517
Interest expense                                  (1)      (1)      (1)      (2)
                                             -------  -------  -------  -------
Income (loss) before provision (credit) for
  income taxes                                (1,342)   4,520     (982)   8,281
Provision (credit) for income taxes             (537)   1,955     (381)   3,554
                                             -------  -------  -------  -------
         Net income (loss)                   $  (805) $ 2,565  $  (601) $ 4,727
                                             =======  =======  =======  =======

Basic earnings (loss) per share              $ (0.06) $  0.20  $ (0.05) $  0.39
                                             =======  =======  =======  =======

Diluted earnings (loss) per share            $ (0.06) $  0.19  $ (0.05) $  0.38
                                             =======  =======  =======  =======

Shares used in computing earnings per
  share (basic)                               12,907   12,798   12,907   12,076
                                             =======  =======  =======  =======

Shares used in computing earnings per
  share (diluted)                             12,907   13,226   12,907   12,481
                                             =======  =======  =======  =======



See accompanying Notes to Condensed Consolidated Financial Statements.

                          ATLANTIC DATA SERVICES, INC.

                 Condensed Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)

                                                            SIX MONTHS ENDED
                                                             SEPTEMBER 30,
                                                           ------------------
                                                            1999       1998
                                                           -------    -------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                 $  (601)   $ 4,727
Adjustments to reconcile net income to net cash provided
 by operating activities:
   Depreciation and amortization                               327        249
   Provision for bad debts                                      --        250
   Change in assets and liabilities:
     Accounts receivable                                     3,018     (4,414)
     Prepaid expenses and other assets                        (792)       139
     Accounts payable                                         (254)       688
     Accrued expenses and other liabilities                 (1,126)       869
     Billings in excess of costs and estimated earnings
      on contracts                                              --        (83)
     Federal and state income taxes                           (417)      (830)
                                                           -------    -------
Net cash provided by operating activities                      155      1,595
                                                           -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                            (177)      (598)
                                                           -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments under capital lease obligation              (11)        (9)
Proceeds from exercise of stock options and employee
 stock purchase plan                                           112        417
Net proceeds from initial public offering                       --     23,393
                                                           -------    -------
Net cash provided by financing activities                      101     23,801
                                                           -------    -------

Net increase in cash and cash equivalents                       79     24,798

Cash and cash equivalents, beginning of period              37,326      3,401
                                                           -------    -------

Cash and cash equivalents, end of period                   $37,405    $28,199
                                                           =======    =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
     Taxes                                                 $   776    $ 4,607
                                                           =======    =======


See accompanying Notes to Condensed Consolidated Financial Statements.

                          ATLANTIC DATA SERVICES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                               September 30, 1999

1.       BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by Atlantic Data Services, Inc. (the "Company") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six-month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for future periods of the full fiscal year. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes included in the Company's Annual Report on Form 10-K for the year ended March 31, 1999.

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

3.       EARNINGS PER SHARE

The following table sets forth the computation of basic earnings per share and diluted earnings per share for the three and six months ended September 30, 1999 and 1998:

                                                          THREE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                        ---------------------
                                                          1999          1998
                                                        --------      -------
                                                        (in thousands, except
                                                            per share data)
Numerator:
Net income (numerator for basic earnings per
 share and diluted earnings per share)                  $  (805)      $ 2,565
                                                        -------       -------

Denominator:
Denominator for basic earnings per share - weighted
 average shares and special common shares                12,907        12,798
Effect of dilutive securities:
  Employee stock options                                     --           428
                                                        -------       -------
    Denominator for diluted earnings per share -
     adjusted weighted average and assumed
     conversions                                         12,907        13,226
                                                        -------       -------

Basic earnings per share                                $ (0.06)      $  0.20
                                                        =======       =======

Diluted earnings per share                              $ (0.06)      $  0.19
                                                        =======       =======


                                                          SIX MONTHS ENDED
                                                            SEPTEMBER 30,
                                                        ---------------------
                                                          1999          1998
                                                        --------      -------
                                                        (in thousands, except
                                                            per share data)
Numerator:
Net income (numerator for basic earnings per
 share and diluted earnings per share)                  $  (601)      $ 4,727
                                                        -------       -------

Denominator:
Denominator for basic earnings per share - weighted
 average shares and special common shares                12,907        12,076
Effect of dilutive securities:
  Employee stock options                                     --           405
                                                        -------       -------
    Denominator for diluted earnings per share -
     adjusted weighted average and assumed
     conversions                                         12,907        12,481
                                                        -------       -------

Basic earnings per share                                $ (0.05)      $  0.39
                                                        =======       =======

Diluted earnings per share                              $ (0.05)      $  0.38
                                                        =======       =======

4.       MAJOR CUSTOMERS

The nature of the Company's services results in the Company deriving significant amounts of revenue from certain customers in a particular period. For the quarter ended September 30, 1999, two customers accounted for 32.58% and 11.54% of the Company's revenues. For the quarter ended September 30, 1998, four customers accounted for 20.12%, 17.78%, 13.64% and 11.54% of the Company's revenues.

                          ATLANTIC DATA SERVICES, INC.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Atlantic Data Services, Inc. ("We" or "ADS") provides information technology ("IT") strategy consulting and systems integration services to customers exclusively in the financial services industry, primarily banks. Our service offerings are organized around four primary practice areas: IT Strategy Consulting, Consolidations and Conversions, Year 2000 Resolution and Electronic Commerce and Internet Banking.

We were organized in Massachusetts in 1980 to provide consulting services to banks and bank service bureaus. Our revenues are derived primarily from professional fees billed to customers on a time and materials basis, or in certain instances on a fixed price basis. Included in revenues are reimbursable contract-related travel and entertainment expenses, which are separately billed to clients. Substantially all of our contracts, other than fixed price contracts, are terminable by the customer following limited notice and without significant penalty to the customer. Revenues from fixed price contracts represented approximately 0% and 5.4% of our revenues for the quarters ended September 30, 1999 and 1998, respectively.

We have derived, and expect to continue to derive, a significant portion of our revenues from a relatively limited number of customers. Revenues from our five largest customers for the quarters ended September 30, 1999 and 1998 were 66.1% and 69.6%, respectively, as a percentage of revenues. For the quarter ended September 30, 1999, Fleet Services Corporation, Corillian Corporation, Bank of Hawaii, UST Data Services, Inc. and SunTrust Corporation accounted for approximately 32.58%, 11.54%, 8.41%, 7.21% and 6.31%, respectively, of revenues. For the quarter ended September 30, 1998, National City Corporation, First Security Information Technology, Inc., Associated Banc-Corp., UST Data Services, Inc. and Susquehanna Bancshares, Inc. accounted for approximately 20.1%, 17.8%, 13.6%, 11.5% and 6.5%, respectively, of revenues.

Cost of revenues consists primarily of salaries and employee benefits for personnel dedicated to customer assignments, fees paid to subcontractors for work performed in connection with customer assignments, and reimbursable contract-related travel and entertainment expenses incurred by us in connection with the delivery of our services.

Sales and marketing expenses consist primarily of salaries, employee benefits, travel expenses and promotional costs. General and administrative expenses consist primarily of expenses associated with our management, finance and administrative groups, including recruiting, training, depreciation and amortization and occupancy costs.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

This Report on Form 10-Q includes forward-looking statements. You can identify these forward-looking statements when you see us using words such as "expect," "anticipate," "believe," "intend," "may," "predict," and other similar expressions. These forward-looking statements cover, among other items: events, conditions and financial trends that may effect the Company's future plans of operation, business strategy, growth of operations and financial position, including statements relating to estimates of earnings for any future financial period, levels of professional staff and sufficiency of cash and cash equivalent balances and the Year 2000 issue. Forward-looking statements are not guarantees of future performance and are necessarily subject to a number of risks and uncertainties, some of which are beyond our control. Actual results could differ materially from those anticipated as a result of any of the following factors:

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

-    our potential for contract liability;

-    the risks associated with fixed price contracts;

-    equity control by management;

-    the risks associated with potential acquisitions; and

-    the volatility of our stock price.

Because of these risks and uncertainties, the forward-looking events discussed in this Report might not transpire.

RECENT DEVELOPMENTS

We continue to experience lower bookings and our financial results have been affected by the slowdown in merger activity within the banking sector. Further, many of our clients have completed their use of external resources for their Year 2000 projects, which has also negatively impacted revenue generation. Consequently, it is likely that, at least through the remainder of calendar 1999, ADS will continue to experience reduced revenue generation and have revenue lower than that of the corresponding quarters in the prior fiscal year, and did for the first two quarters of fiscal year 2000 lower than that of the immediate preceding quarters. This, in turn, has and will have an adverse impact on our earnings. Because we are currently committed to maintaining current staffing levels to support anticipated future customer opportunities we likely will incur a net loss for the quarter ending December 31, 1999.

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

QUARTERS ENDED SEPTEMBER 30, 1999 COMPARED TO QUARTER ENDED SEPTEMBER 30, 1998

REVENUES

Revenues decreased 62.7% for the quarter ended September 30, 1999 over the quarter ended September 30, 1998, from $18.2 million to $6.8 million. This decrease was primarily due to a decrease in volume of services delivered to customers and a decrease in our utilization rate. We continue to experience lower bookings and our financial results have been affected by the slowdown in merger activity within the banking sector. Further, many of our clients have completed their use of external resources for their Year 2000 projects, which has also negatively impacted revenue generation.

COST OF REVENUES

Cost of revenues decreased 42.6% to $6 million from $10.5 million for the quarter ended September 30, 1999 compared to the quarter ended September 30, 1998, representing 88.9% and 57.9%, respectively, of revenues in each quarter. The dollar decrease in cost of revenues was primarily due to a decrease in billable personnel from 321 at September 30, 1998 to 178 at September 30, 1999. The increase in cost of revenues as a percentage of revenues is due primarily to decreased utilization rates. Based on current industry conditions, we expect that decreased utilization rates will continue in fiscal 2000.

SALES AND MARKETING

Sales and marketing expenses decreased 42.8% to $.7 million from $1.3 million for the quarter ended September 30, 1999 compared to the quarter ended September 30, 1998, representing 10.6% and 6.9% of revenues, respectively. This decrease resulted primarily from a reduction in our sales and marketing group from 18 employees at September 30, 1998 to 14 employees at September 30, 1999, the decrease in sales commissions, travel related expenses for the sales group, as well as decreased investment in marketing initiatives. We expect our sales and marketing expenses to increase in absolute dollars as we add sales and marketing staff.

GENERAL AND ADMINISTRATIVE

General and administrative expenses decreased 19.4% to $1.8 million from $2.2 million for the quarter ended September 30, 1999 compared to the quarter ended September 30, 1998, representing 26.7% and 12.4% of revenues, respectively. The dollar decrease is primarily due to decreases in recruiting efforts for new employees. The increase in general and administrative expenses as a percentage of revenues reflects the significant decrease in revenues for the quarter ended September 30, 1999 compared to the quarter ended September 30, 1998.

INTEREST INCOME

Interest income increased $76,000 from $364,000 for the quarter ended September 30, 1998 to $440,000 for the quarter ended September 30, 1999. This increase was principally due to the increase in the amount of cash and cash equivalents available for investment because of additional cash generated from operations.

PROVISION (CREDIT) FOR INCOME TAXES

The provision (credit) for income taxes decreased $2.5 million to $(.5) million from $2.0 million for the quarter ended September 30, 1999 compared to the quarter ended September 30, 1998, resulting in effective tax rates of (40)% and 43.2%, respectively. The credit is the result of a net operating loss for the quarter ended September 30, 1999. Our rate may vary from period to period based on doing business in areas with varying state and local statutory income tax rates.


SIX MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

REVENUES

Revenues decreased 52.2% for the six months ended September 30, 1999 over the six months ended September 30, 1998, from $35.6 million to $17 million. This decrease was primarily due to a decrease in volume of services delivered to customers and a decrease in our utilization rate. We continue to experience lower bookings and our financial results have been affected by the slowdown in merger activity within the banking sector. Further, many of our clients have completed their use of external resources for their Year 2000 projects, which has also negatively impacted revenue generation.

COST OF REVENUES

Cost of revenues decreased 33.6% to $13.6 million from $20.5 million for the six months ended September 30, 1999 compared to the six months ended September 30, 1998, representing 79.9% and 57.5%, respectively, of revenues in each period. The dollar decrease in cost of revenues was primarily due to a decrease in billable personnel from 321 at September 30, 1998 to 178 at September 30, 1999. The increase in cost of revenues as a percentage of revenues is due primarily to decreased utilization rates. Based on current industry conditions, we expect that decreased utilization rates will continue in fiscal 2000.

SALES AND MARKETING

Sales and marketing expenses decreased 50.2% to $1.4 million from $2.8 million for the six months ended September 30, 1999 compared to the six months ended September 30, 1998, representing 8.2% and 7.9% of revenues, respectively. This decrease resulted primarily from a reduction in our sales and marketing group from 18 employees at September 30, 1998 to 14 employees at September 30, 1999, the decrease in sales commissions, travel related expenses for the sales group, as well as decreased investment in marketing initiatives. We expect our sales and marketing expenses to increase in absolute dollars as we add sales and marketing staff.

GENERAL AND ADMINISTRATIVE

General and administrative expenses decreased 15.4% to $3.9 million from $4.6 million for the six months ended September 30, 1999 compared to the six months ended September 30, 1998, representing 22.6% and 12.8% of revenues, respectively. The dollar decrease is primarily due to decreases in recruiting efforts for new employees. The increase in general and administrative expenses as a percentage of revenues reflects the significant decrease in revenues for the six months ended September 30, 1999 compared to the six months ended September 30, 1998.

INTEREST INCOME

Interest income increased $329,000 from $517,000 for the six months ended September 30, 1998 to $846,000 for the six months ended September 30, 1999. This increase was principally due to the increase in the amount of cash and cash equivalents available for investment because of the net proceeds received from our initial public offering completed on May 28, 1998 of $23.4 million and additional cash generated from operations.

PROVISION (CREDIT) FOR INCOME TAXES

The provision (credit) for income taxes decreased $3.9 million to $(.4) million from $3.5 million for the six months ended September 30, 1999 compared to the six months ended September 30, 1998, resulting in effective tax rates of (38.7)% and 42.9%, respectively. Our rate may vary from period to period based on doing business in areas with varying state and local statutory income tax rates.

LIQUIDITY AND CAPITAL RESOURCES

We have no long-term debt and continue to operate primarily debt-free. Working capital was $38.9 million at September 30, 1999. Our days sales in accounts receivable at September 30, 1999 was 53 compared to 66 days at September 30, 1998. The decrease in days sales outstanding was the result of increased emphasis on collections. While we believe that the risk with respect to collection of accounts receivable is minimized by the creditworthiness of our customers, primarily banks and other financial institutions, and our credit and collection policies, there can be no assurance that we will not encounter collection problems in the future. We attempt to further minimize this risk by performing ongoing credit valuations of our customers and maintaining an allowance for potential credit losses. We believe that our allowance for doubtful accounts and collection policies are adequate.

Capital expenditures for the six months ended September 30, 1999 of $177,000 were primarily to support our existing employees. Capital expenditures for the remainder of fiscal 2000 are expected to be approximately $350,000 and will be used principally for computers and other equipment and, to a lesser extent, leasehold improvements.

We expect that existing cash and cash equivalent balances, together with cash provided from operations, will be sufficient to meet the Company's working capital and capital expenditure requirements for at least the next twelve months.

To date, inflation has not had a material impact on the Company's financial results.

IMPACT OF YEAR 2000

The Year 2000 issue is the result of computer programs using a two-digit format, as opposed to four digits, to indicate the year. Computer systems based on a two-digit format will be unable to interpret dates beyond the year 1999 which could cause a system failure or other computer errors, leading to disruptions in operations. The Year 2000 problem affects virtually all computer systems, processes, and products in all segments of the economy. We are aware of the issues associated with the Year 2000 issue and believe there are three general areas of potential exposure: (1) our own service offerings; (2) our internal informational systems; and (3) the effects of third party compliance efforts. Based on our analysis through September 30, 1999, we do not believe that the Year 2000 issue will materially affect our business.

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

- Internal Information Systems. We have conducted an assessment of our information technology systems and non-IT systems (such as voice mail, telephone and other systems containing embedded microprocessors). As a result of our assessment, we have remediated our voice mail, telephone system, corporate workstation computers and their servers, making them Year 2000 compliant. We determined during this assessment that our mission critical focus would be the accounting and finance area. As a result, we have scrutinized and tested for Year 2000 compliance both the accounting software created by third parties and internally developed time and expense reporting and project accounting software applications. For such third-party software applications, we have obtained written confirmation that the software applications are Year 2000 compliant. The results of the independent testing of our third party payroll application (ADP) was completed by ADP. We believe that our internally developed applications are already Year 2000 compliant and testing of the mission critical areas, as outlined above, was completed by June 30, 1999.

     Based on currently available information, expenses to date, plus the expenses we believe will be associated with these efforts in the future, are not expected to be material and we have provided for the enhancements of these systems in our operating and capital budgets for the current fiscal year. However, if compliance efforts of which we are not currently aware are required and are not completed on time, or if the cost of any required updating, modification or replacement of any of our IT systems exceeds our estimates, the Year 2000 issue could have a material adverse effect on our business, financial condition and results of operations.

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


ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion about our market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. As of September 30, 1999, we did not use derivative financial instruments for speculative or trading purposes.

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

The aggregate amount of expenses incurred by us through March 31, 1999 in connection with the issuance and distribution of the shares of Common Stock offered and sold in the IPO were approximately $3,084,000, including $2,275,000 in underwriting discounts and approximately $809,000 in other expenses. No further expenses have been incurred.

None of the expenses paid by us in connection with the IPO or the exercise of the Underwriters' Option were paid, directly or indirectly, to directors, officers, persons owning ten percent or more of the our equity securities, or affiliates of ADS.

The net proceeds to us from the IPO, after deducting underwriting discounts and commissions and other expenses, were approximately $23,371,000.

From May 21, 1998 through September 30, 1999, we have applied approximately $1,196,000 of the net proceeds from the IPO to working capital. We invested the balance of such net proceeds primarily in money market accounts.


ITEM 4:    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of Stockholders was held on July 29, 1999. Holders of an aggregate of 12,906,391 shares at the close of business on June 21, 1999 were entitled to vote at the meeting. At such meeting, the Company's stockholders voted as follows:

Proposal 1. To elect two directors to Class I of the Company's Board of Directors, each to serve for a term of three years or until his successor is elected and qualified.

                                   Total Vote
                       Total Vote   Withheld
                        for Each    for Each                   Broker
   Director Name        Nominee     Nominee    Abstentions   Non-Votes
-------------------   -----------   -------    -----------   ---------

David C. Hodgson      10,853,979    701,235        N/A          N/A

Richard D. Driscoll   10,852,979    702,235        N/A          N/A

Messrs. Lee M. Kennedy and William H. Gallagher will continue to hold office until the 2000 Annual Meeting of Stockholders or until their successors have been duly elected and qualified or until their earliest resignation or removal. Messrs. George F. Raymond and Robert W. Howe will continue to hold office until the 2001 Annual Meeting of Stockholders or until their successors have been duly elected and qualified or until their earlier resignation or removal.

Proposal 2: To ratify and approve the Company's Amended and Restated 1997 Stock Plan, as amended, including an increase in the number of shares of Common Stock to be reserved for issuance thereunder from 1,500,000 shares to 3,000,000 shares.

     Total Vote for   Total Vote Against   Abstentions for
       Proposal 2         Proposal 2          Proposal 2     Broker Non-Votes
     --------------   ------------------   ---------------   ----------------

       8,662,346           938,607              6,644           1,947,617

Proposal 3. To ratify the selection of the firm of PricewaterhouseCoopers LLP, independent public accountants, as auditors for the fiscal year ending March 31, 2000.

     Total Vote for   Total Vote Against   Abstentions for
       Proposal 3         Proposal 3          Proposal 3     Broker Non-Votes
     --------------   ------------------   ---------------   ----------------

      11,254,998           294,416              5,800              N/A


ITEM 6:    EXHIBITS AND REPORTS ON FORM 8-K

           (a)   Exhibits

                 10.1 Amended and Restated 1997 Stock Plan, as amended (Incorporated by reference to the Company's Registration Statement on Form S-8 filed September 13, 1999 (File No. 333-86997))

                 27.1  Financial data schedule

           (b)   Reports on Form 8-K

                 None.

                                   SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     ATLANTIC DATA SERVICES, INC.




Date:  November 12, 1999             By: /s/ Robert W. Howe
                                     ----------------------
                                     Robert W. Howe
                                     Chairman and Chief Executive Officer




Date:  November 12, 1999             By: /s/ Paul K. McGrath
                                     -----------------------
                                     Paul K. McGrath
                                     Senior Vice President and Chief Financial
                                     Officer (Principal Financial and Accounting
                                     Officer)

                                  EXHIBIT INDEX


                                                                            PAGE
                                                                            ----
10.1 - Amended and Restated 1997 Stock Plan, as amended (Incorporated by reference to the Company's Registration Statement on Form S-8
       filed September 13, 1999 (File No. 333-86997))

27.1 - Financial Data Schedule                                               20