Form 10-Q
period 1999-12-31
ATLANTIC DATA SERVICES INC
filed 2000-02-11
CIK 1052773

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended DECEMBER 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________ to ____________.


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of January 31, 2000, there were 12,943,346 shares of the Registrant's Common Stock, $.01 par value per share, outstanding.

                          ATLANTIC DATA SERVICES, INC.

                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION

ITEM 1:  Financial Statements

Condensed Consolidated Balance Sheets as of December 31, 1999
   (Unaudited) and March 31, 1999                                             3

Condensed Consolidated Statement of Operations for the Three
   and Nine Months Ended December 31, 1999 and 1998 (Unaudited)               4

Condensed Consolidated Statement of Cash Flows for the Nine
   Months Ended December 31, 1999 and 1998 (Unaudited)                        5

Notes to Condensed Consolidated Financial Statements                          6

ITEM 2:  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                  9

ITEM 3:  Quantitative and Qualitative Disclosures
         about Market Risk                                                   14


PART II - OTHER INFORMATION

ITEM 2:    Changes in Securities and Use of Proceeds                         16

ITEM 6:    Exhibits and Reports on Form 8-K                                  17

SIGNATURES                                                                   18

EXHIBIT INDEX                                                                19

                                     PART I


ITEM 1: FINANCIAL INFORMATION


                          ATLANTIC DATA SERVICES, INC.
                      Condensed Consolidated Balance Sheets
                      (in thousands, except per share data)

                                                                     DECEMBER 31,   MARCH 31,
                                                                        1999          1999
                                                                     -----------    --------
                                                                     (Unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                                        $37,906        $37,326
     Accounts receivable, net of allowances for doubtful
       accounts of $725 at December 31, 1999 and March 31, 1999         3,293          7,037
     Prepaid expenses                                                   1,082            100
     Deferred taxes                                                       739            739
                                                                      -------        -------
         Total current assets                                          43,020         45,202
     Property and equipment, net                                        1,055          1,346
     Other assets                                                         183            213
                                                                      -------        -------
TOTAL ASSETS                                                          $44,258        $46,761
                                                                      =======        =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                 $   594        $ 1,193
     Accrued expenses and other liabilities                             3,417          4,393
     Income taxes payable                                                  --            417
                                                                      -------        -------
         Total current liabilities                                      4,011          6,003
                                                                      -------        -------
Long-term liabilities                                                      --             13
                                                                      -------        -------
Commitments

Stockholders' equity:
     Preferred stock, $.01 par value, 1,000,000 authorized,
       no shares issued or outstanding                                     --             --
     Common stock, $.01 par value, 60,000,000 shares
       authorized, 13,055,346 shares issued and 12,943,346
       outstanding at December 31, 1999 and 13,018,391 shares
       issued and 12,906,391 outstanding at March 31, 1999                130            130
     Additional paid-in capital                                        26,638         26,526
     Retained earnings                                                 13,504         14,114
     Treasury stock (112,000 shares carried at cost)                      (25)           (25)
                                                                      -------        -------
         Total stockholders' equity                                    40,247         40,745
                                                                      -------        -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $44,258        $46,761
                                                                      =======        =======






See accompanying Notes to Condensed Consolidated Financial Statements.

                          ATLANTIC DATA SERVICES, INC.

                 Condensed Consolidated Statement of Operations
                      (in thousands, except per share data)
                                   (Unaudited)

                                                  THREE MONTHS ENDED       NINE MONTHS ENDED
                                                      DECEMBER 31,            DECEMBER 31,
                                                  ------------------      ------------------
                                                   1999       1998         1999       1998
                                                  -------    -------      -------    -------

Revenues                                          $ 8,111    $18,731      $25,151    $54,364
Cost of revenues                                    5,902     10,891       19,518     31,393
                                                  -------    -------      -------    -------
Gross profit                                        2,209      7,840        5,633     22,971
                                                  -------    -------      -------    -------
Operating expenses:
     Sales and marketing                              888      1,252        2,288      4,064
     General and administrative                     1,788      2,269        5,639      6,822
                                                  -------    -------      -------    -------
         Total operating expenses                   2,676      3,521        7,927     10,886
                                                  -------    -------      -------    -------
Income (loss) from operations                        (467)     4,319       (2,294)    12,085
Interest income, net                                  452        356        1,297        870
                                                  -------    -------      -------    -------
Income (loss) before provision (credit) for
  income taxes                                        (15)     4,675         (997)    12,955
Provision (credit) for income taxes                    (6)     2,022         (387)     5,575
                                                  -------    -------      -------    -------
         Net income (loss)                        $    (9)   $ 2,653      $  (610)   $ 7,380
                                                  =======    =======      =======    =======

Basic earnings (loss) per share                   $    --    $  0.21      $ (0.05)   $  0.60
                                                  =======    =======      =======    =======

Diluted earnings (loss) per share                 $    --    $  0.20      $ (0.05)   $  0.58
                                                  =======    =======      =======    =======
Shares used in computing earnings per
  share (basic)                                    12,943     12,854       12,906     12,335
                                                  =======    =======      =======    =======
Shares used in computing earnings per
  share (diluted)                                  12,943     13,292       12,906     12,752
                                                  =======    =======      =======    =======




See accompanying Notes to Condensed Consolidated Financial Statements.

                          ATLANTIC DATA SERVICES, INC.

                 Condensed Consolidated Statement of Cash Flows
                                 (in thousands)
                                   (unaudited)

                                                            NINE MONTHS ENDED
                                                               DECEMBER 31,
                                                           ------------------
                                                             1999      1998
                                                           -------    -------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                 $  (610)   $ 7,380
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation and amortization                             496        401
     Provision for bad debts                                    --        350
     Tax benefit from exercise of stock options                  1        170
     Change in assets and liabilities:
         Accounts receivable                                 3,744     (2,113)
         Prepaid expenses and other assets                    (952)       (10)
         Accounts payable                                     (599)       138
         Accrued expenses and other liabilities               (976)     1,106
         Billings in excess of costs and estimated
           earnings on contracts                                --       (477)
         Federal and state income taxes                       (417)      (676)
                                                           -------    -------
Net cash provided by operating activities                      687      6,269
                                                           -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                            (206)      (781)
                                                           -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments under capital lease obligation              (13)       (13)
Proceeds from exercise of stock options and employee
  stock purchase plan                                          112        692
Net proceeds from initial public offering                       --     23,371
                                                           -------    -------
Net cash provided by financing activities                       99     24,050
                                                           -------    -------
Net increase in cash and cash equivalents                      580     29,538
Cash and cash equivalents, beginning of period              37,326      3,401
                                                           -------    -------
Cash and cash equivalents, end of period                   $37,906    $32,939
                                                           =======    =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
     Taxes                                                 $   806    $ 6,444
                                                           =======    =======




See accompanying Notes to Condensed Consolidated Financial Statements.

                          ATLANTIC DATA SERVICES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                               December 31, 1999

1.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by Atlantic Data Services, Inc. (the "Company") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended December 31, 1999 are not necessarily indicative of the results that may be expected for future periods of the full fiscal year. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes included in the Company's Annual Report on Form 10-K for the year ended March 31, 1999.

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

3.   EARNINGS PER SHARE

The following table sets forth the computation of basic earnings per share and diluted earnings per share for the three and nine months ended December 31, 1999 and 1998:

                                                                      THREE MONTHS ENDED
                                                                         DECEMBER 31,
                                                                     --------------------
                                                                      1999         1998
                                                                     -------      -------
                                                                     (in thousands, except
                                                                       per share data)

Numerator:
Net income (numerator for basic earnings per share and
  diluted earnings per share)                                        $    (9)     $ 2,653
                                                                     -------      -------
Denominator:
Denominator for basic earnings per share - weighted average
  shares and special common shares                                    12,943       12,853
Effect of dilutive securities:
     Employee stock options                                               --          439
                                                                     -------      -------
         Denominator for diluted earnings per share - adjusted
           weighted average and assumed conversions                   12,943       13,292
                                                                     -------      -------
Basic earnings per share                                             $    --      $  0.21
                                                                     =======      =======
Diluted earnings per share                                           $    --      $  0.20
                                                                     =======      =======


                                                                      NINE MONTHS ENDED
                                                                         DECEMBER 31,
                                                                     --------------------
                                                                      1999         1998
                                                                     -------      -------
                                                                     (in thousands, except
                                                                       per share data)

Numerator:
Net income (numerator for basic earnings per share and
  diluted earnings per share)                                        $  (610)     $ 7,381
                                                                     -------      -------
Denominator:
Denominator for basic earnings per share - weighted average
  shares and special common shares                                    12,906       12,335
Effect of dilutive securities:
     Employee stock options                                               --          416
                                                                     -------      -------
         Denominator for diluted earnings per share - adjusted
           weighted average and assumed conversions                   12,906       12,751
                                                                     -------      -------
Basic earnings per share                                             $ (0.05)     $  0.60
                                                                     =======      =======
Diluted earnings per share                                           $ (0.05)     $  0.58
                                                                     =======      =======


4.   MAJOR CUSTOMERS

The nature of the Company's services results in the Company deriving significant amounts of revenue from certain customers in a particular period. For the quarter ended December 31, 1999, two customers accounted for 25.6% and 22.0% of the Company's revenues. For the quarter ended December 31, 1998, four customers accounted for 17.5%, 16.5%, 16.4% and 13.2% of the Company's revenues.

                          ATLANTIC DATA SERVICES, INC.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Atlantic Data Services, Inc. provides information technology strategy consulting and systems integration services to customers exclusively in the financial services industry, primarily banks. Our service offerings are organized around three primary practice areas: IT Strategy Consulting, Consolidations and Conversions, and E-Commerce and Internet Banking.

We were organized in Massachusetts in 1980 to provide consulting services to banks and bank service bureaus. Our revenues are derived primarily from professional fees billed to customers on a time and materials basis, or in certain instances on a fixed price basis. Included in revenues are reimbursable contract-related travel and entertainment expenses, which are separately billed to clients. Substantially all of our contracts, other than fixed price contracts, are terminable by the customer following limited notice and without significant penalty to the customer. Revenues from fixed price contracts represented approximately 0.0% and 8.4% of our revenues for the quarters ended December 31, 1999 and 1998, respectively.

We have derived, and expect to continue to derive, a significant portion of our revenues from a relatively limited number of customers. Revenues from our five largest customers for the quarters ended December 31, 1999 and 1998 were 70.6% and 69.1%, respectively, as a percentage of revenues. For the quarter ended December 31, 1999, Fleet Services Corporation, Citizens Banking Corporation, Bank of Hawaii, Hudson United Bancorp, Inc. and UST Data Services accounted for approximately 25.6%, 22.0%, 8.4%, 8.1% and 6.4%, respectively, of revenues. For the quarter ended December 31, 1998, First Security Information Technology, Inc., Associated Banc-Corp., National City Corporation, UST Data Services and Susquehanna Bancshares Inc. accounted for approximately 17.5%, 16.5%, 16.4%, 13.2% and 5.5%, respectively, of revenues.

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

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

This Report on Form 10-Q includes forward-looking statements. You can identify these forward-looking statements when you see us using words such as "expect," "anticipate," "believe," "intend," "may," "predict," and other similar expressions. These forward-looking statements cover, among other items: events, conditions and financial trends that may effect the Company's future plans of operation, business strategy, growth of operations and financial position, including statements relating to capital expenditures, levels of professional staff and sufficiency of cash and cash equivalent balances and the Year 2000 issue. Forward-looking statements are not guarantees of future performance and are necessarily subject to a number of risks and uncertainties, some of which are beyond our control. Actual results could differ materially from those anticipated as a result of any of the following factors:

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

-    other factors that adversely impact the financial services industry; and

-    general economic conditions.

The timing of revenues is difficult to forecast because our sales cycle is relatively long, ranging from one to nine months for new projects with existing customers and three to nine months for new customers, and may depend on factors such as the size and scope of projects or other factors that adversely impact the financial services industry and general economic conditions. In addition, the relatively long length of our sales cycle may negatively impact the operating results for any particular quarter as a result of increased sales and marketing expenses without associated increases in revenues in the particular quarter. Furthermore, many of our projects are, and may be in the future, terminable without customer penalty. An unanticipated termination of a major project or loss of a major customer could require us to maintain or terminate underutilized employees, resulting in a higher than expected number of unassigned persons or higher than expected severance expenses.

QUARTER ENDED DECEMBER 31, 1999 COMPARED TO QUARTER ENDED DECEMBER 31, 1998

REVENUES

Revenues decreased 56.7% for the quarter ended December 31, 1999 over the quarter ended December 31, 1998, from $18.7 million to $8.1 million. This decrease was primarily due to a decrease in volume of services delivered to customers and a decrease in our utilization rate. We continue to experience lower bookings and our financial results have been affected by the slowdown in merger activity within the banking sector. Further, most of our clients have completed their use of external resources for their Year 2000 projects, which has also negatively impacted revenue generation.

COST OF REVENUES

Cost of revenues decreased 45.8% to $5.9 million from $10.9 million for the quarter ended December 31, 1999 compared to the quarter ended December 31, 1998, representing 72.8% and 58.1%, respectively, of revenues in each quarter. The dollar decrease in cost of revenues was primarily due to a decrease in billable personnel from 316 at December 31, 1998 to 174 at December 31, 1999. The increase in cost of revenues as a percentage of revenues is due primarily to decreased utilization rates.

SALES AND MARKETING

Sales and marketing expenses decreased 29.1% to $0.9 million from $1.3 million for the quarter ended December 31, 1999 compared to the quarter ended December 31, 1998, representing 10.9% and 6.7% of revenues, respectively. This decrease resulted primarily from a reduction in our sales and marketing group from 17 employees at December 31, 1998 to 15 employees at December 31, 1999, and the decrease in sales commissions and travel related expenses for the sales group. We expect our sales and marketing expenses to increase in absolute dollars as we add sales and marketing staff and undertake marketing initiatives.

GENERAL AND ADMINISTRATIVE

General and administrative expenses decreased 21.2% to $1.8 million from $2.3 million for the quarter ended December 31, 1999 compared to the quarter ended December 31, 1998, representing 22.0% and 12.1% of revenues, respectively. The dollar decrease is primarily due to decreases in recruiting efforts for new employees. The increase in general and administrative expenses as a percentage of revenues reflects the significant decrease in revenues for the quarter ended December 31, 1999 compared to the quarter ended December 31, 1998.

INTEREST INCOME, NET

Interest income, net increased $96,000 from $356,000 for the quarter ended December 31, 1998 to $452,000 for the quarter ended December 31, 1999. This increase was principally due to the increase in the amount of cash and cash equivalents available for investment because of additional cash generated from operations, as well as interest rate increases.

PROVISION (CREDIT) FOR INCOME TAXES

The provision (credit) for income taxes decreased $2.0 million to $6,000 from $2.0 million for the quarter ended December 31, 1999 compared to the quarter ended December 31, 1998, resulting in effective tax rates of (40.0)% and 43.3%, respectively. The credit is the result of a net operating loss for the quarter ended December 31, 1999. Our rate may vary from period to period based on doing business in areas with varying state and local statutory income tax rates.

NINE MONTHS ENDED DECEMBER 31, 1999 AND 1998

REVENUES

Revenues decreased 53.7% for the nine months ended December 31, 1999 over the nine months ended December 31, 1998, from $54.4 million to $25.2 million. This decrease was primarily due to a decrease in volume of services delivered to customers and a decrease in our utilization rate. We continue to experience lower bookings and our financial results have been affected by the slowdown in merger activity within the banking sector. Further, many of our clients have completed their use of external resources for their Year 2000 projects, which has also negatively impacted revenue generation.

COST OF REVENUES

Cost of revenues decreased 37.8% to $19.5 million from $31.4 million for the nine months ended December 31, 1999 compared to the nine months ended December 31, 1998, representing 77.6% and 57.7%, respectively, of revenues in each period. The dollar decrease in cost of revenues was primarily due to a decrease in billable personnel from 316 at December 31, 1998 to 174 at December 31, 1999. The increase in cost of revenues as a percentage of revenues is due primarily to decreased utilization rates.

SALES AND MARKETING

Sales and marketing expenses decreased 43.7% to $2.3 million from $4.1 million for the nine months ended December 31, 1999 compared to the nine months ended December 31, 1998, representing 9.1% and 7.5% of revenues, respectively. This decrease resulted primarily from a reduction in our sales and marketing group from 17 employees at December 31, 1998 to 15 employees at December 31, 1999, the decrease in sales commissions, travel related expenses for the sales group, as well as decreased investment in marketing initiatives. We expect our sales and marketing expenses to increase in absolute dollars as we add sales and marketing staff and undertake marketing initiatives.

GENERAL AND ADMINISTRATIVE

General and administrative expenses decreased 17.3% to $5.6 million from $6.8 million for the nine months ended December 31, 1999 compared to the nine months ended December 31, 1998, representing 22.4% and 12.5% of revenues, respectively. The dollar decrease is primarily due to decreases in recruiting efforts for new employees. The increase in general and administrative expenses as a percentage of revenues reflects the significant decrease in revenues for the nine months ended December 31, 1999 compared to the nine months ended December 31, 1998.

INTEREST INCOME, NET

Interest income, net increased $427,000 from $870,000 for the nine months ended December 31, 1998 to $1,297,000 for the nine months ended December 31, 1999. This increase was principally due to the increase in the amount of cash and cash equivalents available for investment because of the net proceeds received from our initial public offering completed on May 28, 1998 of $23.4 million and additional cash generated from operations.

PROVISION (CREDIT) FOR INCOME TAXES

The provision (credit) for income taxes decreased $6.0 million to $(0.4) million from $5.6 million for the nine months ended December 31, 1999 compared to the nine months ended December 31, 1998, resulting in effective tax rates of (38.8)% and 43.0%, respectively. Our rate may vary from period to period based on doing business in areas with varying state and local statutory income tax rates.

LIQUIDITY AND CAPITAL RESOURCES

We have no long-term debt and continue to operate primarily debt-free. Working capital was $39.0 million at December 31, 1999. Our days sales in accounts receivable at December 31, 1999 was 37 compared to 52 days at December 31, 1998. The decrease in days sales outstanding was the result of increased emphasis on collections as well as customers paying bills quicker due to Year 2000 uncertainties. While we believe that the risk with respect to collection of accounts receivable is minimized by the creditworthiness of our customers, primarily banks and other financial institutions, and our credit and collection policies, there can be no assurance that we will not encounter collection problems in the future. We attempt to further minimize this risk by performing ongoing credit valuations of our customers and maintaining an allowance for potential credit losses. We believe that our allowance for doubtful accounts and collection policies are adequate.

Capital expenditures for the nine months ended December 31, 1999 of $206,000 were primarily to support our existing employees. Capital expenditures for the remainder of fiscal 2000 are expected to be approximately $150,000 and will be used principally for computers and other equipment.

We expect that existing cash and cash equivalent balances, together with cash provided from operations, will be sufficient to meet the Company's working capital and capital expenditure requirements for at least the next twelve months.

To date, inflation has not had a material impact on the Company's financial results.

IMPACT OF YEAR 2000

The Year 2000 issue is the result of computer programs using a two-digit format, as opposed to four digits, to indicate the year. Computer systems based on a two-digit format are unable to interpret dates beyond the year 1999 which could cause a system failure or other computer errors, leading to disruptions in operations. The Year 2000 problem affects virtually all computer systems, processes, and products in all segments of the economy. We are aware of the issues associated with the Year 2000 issue and believe there are three general areas of potential exposure: (1) our own service offerings; (2) our internal informational systems; and (3) the effects of third party compliance efforts. To date, we have experienced no material adverse effect on any of our service offerings or internal information systems, including any problems with third party software, due to the transition to Year 2000.

- Service Offerings and Products. We believe that our information technology strategy consulting and systems integration services will not be affected by the Year 2000 issue because such IT service offerings do not involve computer processes that store or manipulate date-related fields. We will continue to monitor newly developed or acquired IT service offerings and products for Year 2000 compliance. In the event that any of our developed or acquired IT service offerings or products are not Year 2000 compliant, our sales may decline materially, customers and those with whom they do business may assert product liability and other claims, and our business, results of operations and financial condition would be materially and adversely affected.

- Internal Information Systems. We completed an assessment of our information technology systems and non-IT systems (such as voice mail, telephone and other systems containing embedded microprocessors). As a result of our assessment, we remediated our voice mail, telephone system, corporate workstation computers and their servers, making them Year 2000 compliant. We scrutinized and tested for Year 2000 compliance both the accounting software created by third parties and internally developed time and expense reporting and project accounting software applications.

     For such third-party software applications, we obtained written confirmation that the software applications are Year 2000 compliant. The results of the independent testing of our third party payroll application
     (ADP) was completed by ADP. We believe that our internally developed applications are already Year 2000 compliant.

     Expenses to date, plus the expenses we believe will be associated with these efforts in the future, are not expected to be material and we have provided for the enhancements of these systems in our operating and capital budgets for the current fiscal year. However, if compliance efforts of which we are not currently aware are required, or if the cost of any required updating, modification or replacement of any of our IT systems exceeds our estimates, the Year 2000 issue could have a material adverse effect on our business, financial condition and results of operations.

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

We have written contingency plans to address failures in our major IT and non-IT systems. These plans include identification of major systems, dependencies on third parties, and resources and strategies necessary to restore operations or work around failures. The failure of our accounting systems resulting from a Year 2000 related power system outage, particularly at the end of a fiscal period, could represent a reasonably likely worst case scenario. Our contingency plan provides for an alternate site that is equipped with back-up power systems that can support the mission critical areas.

The information concerning our Year 2000 compliance effort includes "forward-looking statements." Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause actual events or costs to be materially different than indicated by such forward-looking statements. These factors include, among others, unanticipated costs of remediation and replacement of our Year 2000 compliance efforts, and the failure of our material suppliers and other strategic relationships to ensure Year 2000 compliance. Any estimates and projections described have been developed by management and are based on our best judgments together with the information that is available to date. Due to the many uncertainties surrounding the Year 2000 issue, our stockholders are cautioned not to place undue reliance on such forward-looking statements.


ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion about our market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. As of December 31, 1999, we did not use derivative financial instruments for speculative or trading purposes.

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

                                     PART II

                                OTHER INFORMATION

ITEM 2:  CHANGES IN SECURITIES AND USE OF PROCEEDS

         (d)   Use of Proceeds

On May 22, 1998, we commenced an initial public offering of 2,500,000 shares of common stock, par value $.01 per share, pursuant to our final prospectus dated May 22, 1998. The Prospectus was contained in our Registration Statement on Form S-1, which was declared effective by the Securities and Exchange Commission (SEC File No. 333-48703) on May 21, 1998. Of the 2,500,000 shares of Common Stock offered, 2,000,000 shares were offered and sold by us and 500,000 shares were offered and sold by certain stockholders of ADS. As part of the IPO, certain stockholders of ADS granted the several underwriters, for whom BancAmerica Robertson Stephens, BT Alex Brown and Adams, Harkness & Hill, Inc., acted as representatives, an overallotment option to purchase up to an additional 375,000 shares of Common Stock (the "Underwriters' Option"). The IPO closed on May 28, 1998.

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

From May 21, 1998 through December 31, 1999, we have applied approximately $1,225,000 of the net proceeds from the IPO to working capital. We invested the balance of such net proceeds primarily in money market accounts.

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



                                      ATLANTIC DATA SERVICES, INC.




Date: February 11, 2000               By: /s/ Robert W. Howe
                                          --------------------------------------
                                          Robert W. Howe
                                          Chairman and Chief Executive Officer




Date: February 11, 2000               By: /s/ Paul K. McGrath
                                          --------------------------------------
                                          Paul K. McGrath
                                          Senior Vice President and Chief
                                          Financial Officer (Principal Financial
                                          and Accounting Officer)

                                  EXHIBIT INDEX
                                  -------------


                                                                         Page
                                                                         ----

27.1 - Financial Data Schedule                                            20