Form 10-K405
period 2000-03-31
ATLANTIC DATA SERVICES INC
filed 2000-06-21
CIK 1052773

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                                    ---------

                        FOR ANNUAL AND TRANSITION REPORTS

                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Fiscal Year Ended MARCH 31, 2000 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from           to         .
                                       ----------   ---------

                        Commission File Number: 000-24193

                          ATLANTIC DATA SERVICES, INC.
             (Exact Name of Registrant as Specified in its Charter)

                MASSACHUSETTS                                 04-2696393
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

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]
            ---

The aggregate market value of the voting stock held by non-affiliates of the Company was approximately $16,487,417 on June 6, 2000 based on the last reported sale price of the Company's Common Stock on the Nasdaq National Market on June 6, 2000 of $3.6250 per share. There were 12,985,599 shares of Common Stock issued and outstanding as of June 6, 2000.

DOCUMENTS INCORPORATED BY REFERENCE - The Registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended March 31, 2000. Portions of such proxy statement are incorporated by reference into Part III of this report.

                          ATLANTIC DATA SERVICES, INC.

                           ANNUAL REPORT ON FORM 10-K
                    FOR THIS FISCAL YEAR ENDED MARCH 31, 2000

                           FORWARD LOOKING STATEMENTS

This Report includes forward-looking statements, which are made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. You can identify these forward-looking statements when you see us using words such as "expect," "anticipate," "believe," "intend," "may," "predict," and other similar expressions. These forward-looking statements cover, among other items: events, conditions and financial trends that may effect the Company's future plans of operation, business strategy, growth of operations and financial position, including statements seeking to replace Year 2000 business revenue with revenue from our other practice areas, intentions regarding potential business partnerships, dependence upon a limited number of customers, potential litigation, increased competition, the effects of deregulation and consolidation, sales and marketing expenses, decreased utilization rates, liquidity expectations, and effects of Year 2000. Any forward-looking statements are not guarantees of future performance and are necessarily subject to a number of risks and uncertainties, some of which are beyond our control. Actual results could differ materially from those anticipated as a result of any of the factors described under "Certain Factors That May Affect Future Operating Results" included elsewhere in this Report. Because of these risks and uncertainties, the forward-looking events discussed in this Report might not transpire.

                                     PART I

ITEM 1: BUSINESS

A.   GENERAL

Atlantic Data Services, Inc. ("We" or "ADS"), provides information technology ("IT") strategy consulting and systems integration services to customers exclusively in the financial services industry, primarily banks. We offer IT solutions to the business challenges faced by financial services companies through our in-depth financial services experience, technological expertise and project management skills. Our service offerings are organized around four practice areas: e-Business, Customer Relationship Management ("CRM"), IT Strategy and Consulting, and Conversions & Consolidations.

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

We enable our customers to leverage their existing IT systems and personnel to compete more effectively, to rapidly assimilate changing technologies and to meet their evolving business needs in a timely and cost-effective manner. We work closely with our customers' management and IT personnel from the diagnostic and strategic planning stages through project completion. Our IT professionals have extensive experience in the diverse technical environments, legacy hardware platforms, programming languages, and software used by banks, as well as newer technologies, including client/server applications and the Internet. In addition, we have developed proprietary tools and methodologies designed to reduce the risks inherent in complex systems implementations. We work closely with our customers to determine the appropriate resources and staffing to assign to their projects and deploy our staff from throughout the United States to meet a customer's needs.

We have recently launched a new branding and image campaign and are now promoting the Company as A D S Financial Services Solutions. Our official corporate name will remain Atlantic Data Services, Inc., and our Nasdaq ticker symbol will remain ADSC. We believe this new identification, coupled with the new tagline, "Potential realized," will more accurately convey the availability of our expanded service offerings in e-Business and CRM, while expressing our commitment to focus exclusively on the financial services sector. Our goal is to identify ADS as the leader in providing IT solutions to the financial services industry, making Financial Services Solutions synonymous with ADS.

Practice Areas

We offer and deliver our services through four practice areas that address the major areas of interest and activity of our customers. These four practice areas are:

e-Business. In today's electronic marketplace, the emergence of alternative delivery channels poses ever-increasing competition for retaining customers and attracting new ones. In addition, the emergence of new paradigms for supporting business to customer, business to business and consumer to consumer financial relationships represent both a threat and an opportunity for financial institutions. At ADS, we create and implement the strategies that make our partners' retail delivery services and electronic commerce objectives an integral part of a cohesive CRM strategy. We assist our customers in developing a cohesive and achievable e-Business vision. We provide insight and experience to help design, develop and implement operational capabilities that both meet the competitive landscape and are integrated and supportable within the institutions' operation.

CRM. We understand that the key to success in the financial services industry is predicated on the relationship between our customer institutions and their customers. We help our customers become a customer-focused service provider. Our approach to CRM understands that customer satisfaction in the electronic age comes down to fast and accurate answers and interactions. By providing customers with our CRM strategic consulting services, we are able to help develop the vision and the strategy to implement a successful CRM initiative. We provide insight to achieve a well-integrated solution. We focus on the establishment of a customer contact center as the focal point of a well-established CRM strategy and operational capability. Surrounded by contemporary technology components, including analytical database capacity and fully integrated delivery systems that present individual customer content across the institution, the strategic vision and operational capability provided by ADS intends to provide our customers with a customer relationship management solution.

IT Strategy and Consulting. To compete in the new economy, financial institutions must both invest in new products and services as well as improve their operational efficiencies. To do this, major operational changes such as process reengineering, new systems integration and major system upgrades will be undertaken. We provide both the major project discipline and operational insight to undertake and complete these strategic initiatives successfully. We leverage industry experience and major systems expertise to develop solutions that help our customers adapt to and take advantage of the latest trends affecting their business. Our IT Strategy and Consulting services assist customers in managing the evolution of complex systems, involving multiple technologies, hardware, software and network platforms. Not only are new capabilities implemented, but operational performance efficiencies are also achieved.

Conversions & Consolidations. The financial services industry has undergone tremendous change, reorganization and growth. We have been a leading solution provider in hundreds of conversions, consolidations and migrations, deploying the financial services expertise necessary to contribute to our customers' successes. As a core competency, we have provided the requisite project management skills to help our customers tackle the business and technological challenges before them, and in the end to meet or exceed the goals of their original strategic objectives. The significant collective financial services industry expertise of our consulting staff enables us to provide our customers with both the business insight and operational expertise to provide business integration solutions.

B.   CUSTOMERS

Our customers consist primarily of banks and other financial services companies located in the United States and Canada. The following is a list of representative customers during fiscal 2000:

Bank of America Technology and               FleetBoston Financial Corporation
  Operations, Inc.                           Hudson United Bank Corporation Inc.
Bank of Hawaii                               Old National Bancorp.
Citizens Banking Corporation                 S-2 Systems, Inc.
Corillian Corp.                              Sun Trust Services Corporation
First Security Information Technology, Inc.  UST Data Services, Inc.

We have derived and expect to continue to derive a significant portion of our revenues from a relatively limited number of customers. For example, our five largest customers in fiscal 2000, FleetBoston Financial Corporation, Citizens Banking Corporation, First Security Information Technology, Inc., UST Data Services, Inc. and Corillian Corp., accounted for approximately 25.5%, 11.3%, 8.5%, 5.7% and 5.5%, respectively, of revenues. In fiscal 1999, First Security Information Technology, Inc., National City Corporation, Associated Banc-Corp., UST Data Services, Inc. and Susquehanna Bancshares Corp., accounted for approximately 18.4%, 16.4%, 13.8%, 9.6% and 5.6%, respectively, of revenues. Because a significant portion of our revenues are derived from services related to deregulation and consolidation activities in the financial services industry, changes in the regulatory environment or a reduction in consolidation activity have in the past, and may in the future, have a material adverse effect on our business, financial condition and results of operations. In addition, the loss of a major customer or termination of a major project as a result of an acquisition of a customer by an organization to which the Company does not currently provide services could have a material adverse effect on our business, financial condition and results of operations.

Although our largest customers have varied from period to period, we anticipate that our results of operations will continue to significantly depend upon revenues from a small number of customers. We cannot assure you that our major customers will continue to purchase our services at current levels, if at all, or that we will be able to replace revenues from such customers with revenues from other customers. The loss of, or a significant reduction in revenues from, any of our major customers could materially adversely affect our business, financial condition and results of operations.

C.   SALES AND MARKETING

We market and sell our services directly through our professional sales and marketing staff and senior management operating principally from our offices in Quincy, Massachusetts. As of March 31, 2000, we had seventeen persons engaged in sales and marketing activities.

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

We employ a variety of business development and marketing techniques to communicate directly with current and prospective customers, including targeted print and direct mail advertisements, participation in financial services industry trade shows and conferences, and our web site. In addition, we maintain relationships with key industry research groups such as Forrester Research, Inc., Meridien Research, Inc., the American Bankers Association, and the Information Technology Association of America.

As part of our sales and marketing strategy, we intend, from time to time, to partner with other IT consulting firms, including in some instances our competitors, and to explore relationships with certain third party software providers to the financial services market. In October 1999, we entered into an alliance with Brokat Financial Systems. As part of this alliance, Brokat will focus on developing, marketing and supporting leading e-Business software products and services, and we will provide solutions delivery and systems integration for financial institutions utilizing Brokat solutions. In January 1999, we entered into a partnership with Corillian Corporation, which augments our ability to provide our customers with full-service consulting and execution of an electronic commerce strategy. We believe these relationships may result in increased direct customer referrals and enhanced industry recognition. We also believe these relationships will enable us to broaden our customer base, increase our competitiveness and maintain our technological leadership through access to the most current information and training on leading software and information systems.

D.   EMPLOYEES

As of March 31, 2000, we had 219 full time employees, of which 171 were project personnel, 31 employees were in finance and administration and 17 were in sales and marketing. None of our employees are subject to a collective bargaining agreement. We believe relations with our employees are good.

E.   INTELLECTUAL PROPERTY RIGHTS

Our success is dependent upon certain proprietary methodologies and software tools, including our Engagement Management Methodology and Conversion Productivity Tool that we use in providing services to customers. Our business also includes developing custom software for various customers. Ownership of such software is generally assigned to the customer, and we retain no right, title or interest in it.

We rely on a combination of trade secret, nondisclosure and other contractual arrangements and copyright and trademark laws to protect our proprietary rights. We currently hold no patents or registered copyrights. We generally enter into confidentiality agreements with our outside consultants, customers and potential customers and limit access to and distribution of our proprietary information. While we do not usually enter into confidentiality agreements with our employees, such employees are generally required to sign confidentiality agreements in connection with specific customer engagements. There is no assurance that these steps will be adequate to deter misappropriation of our proprietary information or of our customers or that we will be able to detect unauthorized use of, and take appropriate steps to enforce, our intellectual property rights.

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

F.   COMPETITION

The IT and systems integration market, especially in the financial services industry, includes a large number of competitors and is subject to rapid technological and market changes. We compete for customer projects and experienced personnel with a number of companies having significantly greater financial, technical and marketing resources and revenues. Many of these competitors also have greater name recognition in the financial services industry. Our competitors operate in a variety of market segments, including systems consulting and integration, application software, professional services (such as computer equipment companies like International Business Machines Corporation), multinational accounting firms, and general management consulting firms (such as Andersen Consulting, Computer Sciences Corporation and Electronic Data Systems Corporation). In addition, the custom software development market is highly fragmented with numerous firms, many of which focus on their respective local markets. We also face competition from internal IT departments of our customers.

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

To be successful in the future, we must respond promptly and effectively to customer demands, technological changes and competitors' innovations. Our competitors may be able to respond more quickly to new and emerging technologies and changes in service offerings to prospective customers. There is no assurance that we will be able to compete successfully with existing or new competitors or that competition will not have a material adverse effect on our business, financial condition and results of operations.

ITEM 2: PROPERTIES

Our headquarters and administrative, sales and marketing operations are in Quincy, Massachusetts in a leased facility consisting of approximately 27,000 square feet. We have the right of first refusal to lease any additional space becoming available in part of the premises. On November 23, 1999, we exercised our option to extend our lease for an additional five-year term through March 31, 2005.

ITEM 3: LEGAL PROCEEDINGS

We are not a party to any litigation that we believe could have a material adverse effect on our business, financial condition and results of operations.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of the year ended March 31, 2000.

                                     PART II

ITEM 5: MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

We effected our initial public offering of our common stock on May 21, 1998 at a price to the public of $13.00 per share. As of June 6, 2000, there were approximately 146 stockholders of record. Our stock is currently included on The Nasdaq Stock Market ("Nasdaq") under the symbol "ADSC."

The following table sets forth, on a per share basis for the periods shown, the high and low sales price of our common stock as reported on Nasdaq.

                                                     High             Low
                                                   --------        --------

Fiscal Year 2000:
   First Quarter (April 1 - June 30, 1999)         $ 6.2500        $ 3.0000
   Second Quarter (July 1 - Sept. 30, 1999)          5.3125          3.4375
   Third Quarter (Oct. 1 - Dec. 31, 1999)            7.1250          3.5000
   Fourth Quarter (Jan. 1 - March 31, 2000)         12.0000          5.2500

Fiscal Year 1999:
   First Quarter (May 21 - June 30, 1998)          $20.0000        $12.3750
   Second Quarter (July 1 - Sept. 30, 1998)         19.6250          9.7500
   Third Quarter (Oct. 1 - Dec. 31, 1998)           25.0000          6.8750
   Fourth Quarter (Jan. 1 - March 31, 1999)         14.3750          3.4688

Dividend Policy

We do not intend to pay cash dividends in the foreseeable future. The payment of any future dividends will be at the discretion of our Board of Directors and will depend upon, among other things, future earnings, operations, capital requirements of the Company, business conditions and contractual restrictions on payment of dividends, if any.

Use of Proceeds

On May 22, 1998, we commenced an initial public offering of 2,500,000 shares of common stock pursuant to our final prospectus dated May 22, 1998. The prospectus was contained in our Registration Statement on Form S-1, which was declared effective by the Securities and Exchange Commission (SEC File No. 333-48703) on May 21, 1998. Of the 2,500,000 shares of common stock offered, 2,000,000 shares were offered and sold by us and 500,000 shares were offered and sold by certain stockholders of ADS. As part of the initial public offering, certain stockholders of ADS granted the several underwriters, for whom BancAmerica Robertson Stephens, BT Alex Brown and Adams, Harkness & Hill, Inc., acted as representatives, an overallotment option to purchase up to an additional 375,000 shares of common stock. The initial public offering closed on May 28, 1998.

On June 22, 1998, the representatives, on behalf of the several underwriters, purchased 375,000 shares of common stock from certain stockholders of ADS pursuant to the exercise of the underwriters' overallotment option.

The aggregate offering price of the initial public offering to the public was $32,500,000 (exclusive of the underwriters' overallotment option), with proceeds to us and the selling stockholders, after deduction of underwriting discounts, of $24,180,000 (before deducting offering expenses payable by us) and

$6,045,000, respectively. The aggregate-offering price of the underwriters' overallotment option exercised was $4,875,000, with proceeds to the selling stockholders, after deduction of the underwriting discounts and commissions, of $4,533,750.

The aggregate amount of expenses incurred by us through March 31, 2000 in connection with the issuance and distribution of the shares of common stock offered and sold in the initial public offering were approximately $3,084,000, including $2,275,000 in underwriting discounts and approximately $809,000 in other expenses. No further expenses have been incurred.

None of the expenses paid by us in connection with the initial public offering or the exercise of the underwriters' overallotment option were paid, directly or indirectly, to directors, officers, persons owning ten percent or more of the our equity securities, or affiliates of ADS.

The net proceeds to us from the initial public offering, after deducting underwriting discounts and commissions and other expenses, were approximately $23,371,000.

From May 21, 1998 through March 31, 2000, we have applied approximately $1,268,000 of the net proceeds from the initial public offering to working capital. We invested the balance of such net proceeds primarily in money market accounts.

ITEM 6: SELECTED FINANCIAL DATA

The selected financial data presented below as of and for the fiscal years ended March 31, 2000 and 1999, audited by PricewaterhouseCoopers LLP, independent accountants, and as of and for the fiscal years ended March 31, 1998, 1997 and 1996, audited by Ernst & Young LLP, independent auditors, have been derived from our consolidated financial statements. This data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," our Consolidated Financial Statements and related notes thereto, and other financial information appearing elsewhere in this Form 10-K. All amounts are in thousands except per share data.

                                                             YEAR ENDED MARCH 31,
                                            -----------------------------------------------------
                                              2000      1999         1998       1997      1996
                                            -----------------------------------------------------
Consolidated Income Statement Data:
     Total revenue                          $35,186    $66,763     $42,830     $23,843    $20,052
     Income from operations                     128     12,362       8,303       3,185      2,627
     Net income                                  19      7,759       4,898       2,041      2,343
     Basic earnings per share                  0.00       0.62        0.49        0.20       0.24
     Diluted earnings per share                0.00       0.60        0.49        0.20       0.24
Shares used in computing earnings
  per share (basic)                          12,925     12,468       9,952       9,952      9,952
Shares used in computing earnings
  per share (diluted)                        13,254     12,855       9,952       9,952      9,952
                                            -----------------------------------------------------

                                                             YEAR ENDED MARCH 31,
                                            -----------------------------------------------------
                                              2000      1999         1998       1997      1996
                                            -----------------------------------------------------
Consolidated Balance Sheets Data:
     Cash and cash equivalents              $38,347    $37,326    $  3,401    $  2,653    $ 2,231
     Working capital                         39,670     39,077       7,480       5,069      4,641
     Total assets                            46,115     46,883      14,485       8,201      7,470
     Total stockholders' equity              40,976     40,745       8,683       5,816      5,275
     Cash dividends paid                         --         --       3,000       1,500      4,000
                                            -----------------------------------------------------

                           FORWARD LOOKING STATEMENTS

This Report includes forward-looking statements, which are made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. You can identify these forward-looking statements when you see us using words such as "expect," "anticipate," "believe," "intend," "may," "predict," and other similar expressions. These forward-looking statements cover, among other items: events, conditions and financial trends that may effect the Company's future plans of operation, business strategy, growth of operations and financial position, including statements seeking to replace Year 2000 business revenue with revenue from our other practice areas, intentions regarding potential business partnerships, dependence upon a limited number of customers, potential litigation, increased competition, the effects of deregulation and consolidation, sales and marketing expenses, decreased utilization rates, liquidity expectations, and effects of Year 2000. Any forward-looking statements are not guarantees of future performance and are necessarily subject to a number of risks and uncertainties, some of which are beyond our control. Actual results could differ materially from those anticipated as a result of any of the factors described under "Certain Factors That May Affect Future Operating Results" included elsewhere in this Report. Because of these risks and uncertainties, the forward-looking events discussed in this Report might not transpire.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We provide IT strategy consulting and systems integration services to customers exclusively in the financial services industry, primarily banks. Our service offerings are organized around four practice areas: e-Business, CRM, IT Strategy and Consulting, and Conversions & Consolidations.

Our revenues are derived primarily from professional fees billed to customers on a time and materials basis, or, in certain instances, on a fixed price basis. Included in revenues are reimbursable contract-related travel and entertainment expenses, which are separately billed to customers. Substantially all of our contracts, other than fixed price contracts, are terminable by the customer following limited notice and without significant penalty to the customer. Revenues from fixed price contracts represented approximately 1.0% and 5.4% of the Company's revenues for the fiscal years ended March 31, 2000 and 1999, respectively.

Revenues from our five largest customers in fiscal 2000, 1999 and 1998 were 56.5%, 63.8% and 64.5%, respectively, as a percentage of revenues. In fiscal 2000, FleetBoston Financial Corporation, Citizens Banking Corporation, First Security Information Technology, Inc., UST Data Services, Inc. and Corillian Corp. accounted for approximately 25.5%, 11.3%, 8.5%, 5.7% and 5.5%, respectively, of revenues. In fiscal 1999, First Security Information Technology, Inc., National City Corporation, Associated Banc-Corp., UST Data Services, Inc. and Susquehanna Bancshares Corp. accounted for approximately 18.4%, 16.4%, 13.8%, 9.6% and 5.6%, respectively, of revenues. In fiscal 1998,
Associated Banc-Corp., First Security Information Technology, Inc., National City Corporation, Nations Bank Corp. and ABN-AMRO Information Technology Services accounted for approximately 17.4%, 13.7, 13.3%, 10.1% and 10.0%, respectively, of revenues. Because a significant portion of our revenues are derived from services related to deregulation and consolidation activities in the financial services industry, changes in the regulatory environment or a reduction in consolidation activity have in the past, and could in the future, have a material adverse effect on our business, financial condition and results of operations. In addition, the loss of a major customer or termination of a major project as a result of an acquisition of a customer by an organization to which the Company does not currently provide services could have a material adverse effect on our business, financial condition and results of operations.

Cost of revenues consists primarily of salaries and employee benefits for personnel dedicated to customer assignments, fees paid to subcontractors for work performed in connection with customer assignments, and reimbursable contract-related travel and entertainment expenses incurred in connection with the delivery of our services. Customer project margins and personnel utilization percentages are the most significant variables in determining our income from continuing operations. We manage our personnel utilization rates by monitoring personnel needs and generally adjust personnel levels based on specific project requirements. The number of staff assigned to particular projects may vary widely depending on the size, duration, and degree of completion and complexity of each engagement. Delays in project completion and in implementation may result in periods when personnel are not assigned to active projects and, accordingly, result in lower average utilization rates during such periods, which could have a materially adverse effect on our operating results. In addition, we must maintain appropriate numbers of senior professionals both to oversee existing engagements and for business development activities.

Sales and marketing expenses consist primarily of salaries, employee benefits, travel expenses and promotional costs. General and administrative expenses consist primarily of expenses associated with our management, finance and administrative groups, including recruiting, training, depreciation and amortization, and occupancy costs.

Results Of Operations

The following table sets forth, for the periods indicated, certain financial data as a percentage of revenues:

                                                    YEAR ENDED MARCH 31,
                                                ----------------------------
                                                2000       1999       1998
                                                ----------------------------

Revenues                                        100.0%     100.0%     100.0%
Cost of revenues                                 74.5       61.5       56.6
                                                ----------------------------
Gross profit                                     25.5       38.5       43.4
Operating expenses:
    Sales and marketing                           9.2        6.7        8.7
    General and administrative                   21.1       13.3       15.3
                                                ----------------------------
       Total operating expenses                  30.3       20.0       24.0
                                                ----------------------------
Income (loss) from operations                    (4.8)      18.5       19.4
Interest income, net                              5.2        1.9        0.3
                                                ----------------------------
Income before provision for income taxes          0.4       20.4       19.7
Provision for income taxes                        0.3        8.8        8.3
                                                ----------------------------
Net income                                        0.1%      11.6%      11.4%
                                                ============================

Variability Of Operating Results

Variations in our revenues and operating results have occurred from quarter to quarter and may continue to occur as a result of a number of factors. Quarterly revenues and operating results can depend on:

- the number, size and scope of customer projects commenced and completed during a quarter,
-    changes in employee utilization rates,
-    changes in average billing rates,
-    the number of working days in a quarter,
- the timing of introduction of new service offerings, both by us and our competitors,
-    changes in pricing, both by us and our competitors,
-    loss of a significant customer,

-    loss of key personnel,
-    other factors that adversely impact the financial services industry, and
-    general economic conditions.

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

Year Ended March 31, 2000 Compared To Year Ended March 31, 1999

Revenues

Revenues decreased 47.3% for the year ended March 31, 2000 compared to the year ended March 31, 1999, to $35.2 million from $66.8 million. This decrease was primarily due to a decrease in volume of services delivered to customers and a decrease in our utilization rate. We continued to experience lower bookings and our financial results have been affected by the slowdown in merger activity within the banking sector. Further, many of our customers have completed their use of external resources for their Year 2000 projects, which has also negatively impacted revenue generation.

Cost Of Revenues

Cost of revenues decreased 36.2% to $26.2 million in fiscal 2000 compared to $41.1 million in fiscal 1999, representing 74.5% and 61.5% of revenues, respectively. The dollar decrease in cost of revenues was primarily due to a decrease in the average number of billable personnel from 301 for fiscal 1999 to 189 for fiscal 2000. The increase in cost of revenues as a percentage of revenues is due primarily to decreased utilization rates.

Sales And Marketing

Sales and marketing expenses decreased 27.7% to $3.2 million in fiscal 2000 compared to $4.5 million in fiscal 1999, representing 9.2% and 6.7% of revenues, respectively. This decrease resulted primarily from a decrease in sales commissions, as well as decreased investment in marketing initiatives. We expect our sales and marketing expenses to increase in absolute dollars as we add sales and marketing staff and undertake marketing initiatives, such as our branding and imaging campaign, the production of new collateral materials and marketing research for product segmentation.

General And Administrative

General and administrative expenses decreased 15.9% to $7.4 million in fiscal 2000 compared to $8.8 million in fiscal 1999, representing 21.1% and 13.3% of revenues, respectively. The dollar decrease is primarily due to decreases in recruiting efforts for new employees and a decrease in the provision for doubtful accounts. The increase in general and administrative expenses as a percentage of revenues reflects the significant decrease in revenues for fiscal year 2000 compared to fiscal year 1999.

Interest Income, Net

Interest income, net increased $560,000 to $1.82 million in fiscal 2000 compared to $1.26 million for fiscal 1999. This increase was primarily due to the increase in the amount of cash and cash equivalents available for investment as well as increases in interest rates.

Provision For Income Taxes

The provision for income taxes decreased $5.8 million to $109,000 in fiscal 2000 compared to $5.9 million in fiscal 1999, resulting in effective tax rates of 85% and 43%, respectively. Our tax rate may vary from period to period based on our expansion into areas with varying state and local statutory income tax rates. The increase in the effective tax rate percentage is primarily due to permanent differences relating to meals and entertainment expenses.

Year Ended March 31, 1999 Compared To Year Ended March 31, 1998

Revenues

Revenues increased 55.9% for the year ended March 31, 1999 compared to the year ended March 31, 1998, to $66.8 million from $42.8 million. This increase was primarily due to an increase in volume of services delivered to customers and an increase in the average billing rate.

Cost Of Revenues

Cost of revenues increased 69.6% to $41.1 million in fiscal 1999 compared to $24.2 million in fiscal 1998, representing 61.5% and 56.6% of revenues, respectively. The dollar increase in cost of revenues was primarily due to an increase in the average number of billable personnel from 219 for fiscal 1998 to 301 for fiscal 1999. The increase in cost of revenues as a percentage of revenues was due primarily to decreased utilization rates.

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

Liquidity And Capital Resources

During the first quarter of fiscal 1999, we completed our initial public offering of 2,500,000 shares (plus an additional 375,000 shares offered under an overallotment option) of which 2,000,000 shares were offered by the Company at a price of $13 per share. Our net proceeds after deducting underwriting discounts, commissions and offering expenses were approximately $23.4 million.

We have no long-term debt and continue to operate primarily debt-free. Working capital increased to $39.7 million at March 31, 2000 compared to $39.1 million at March 31, 1999. This increase was primarily due to a decrease in current liabilities of $1.0 million. Our days sales in accounts receivable at March 31, 2000 was 49 compared to 51 days at March 31, 1999. The decrease in days sales outstanding was the result of increased emphasis on collections. While we believe that the risk with respect to collection of accounts receivable is minimized by the creditworthiness of our customers, primarily banks and other financial institutions, and our credit and collection policies, there can be no assurance that we will not encounter collection problems in the future. We attempt to further minimize this risk by performing ongoing credit valuations of our customers and maintaining an allowance for potential credit losses. We believe that our allowance for doubtful accounts and collection policies are adequate.

Capital expenditures were approximately $249,000 and $1.0 million for fiscal years 2000 and 1999, respectively, and were used principally for computer and other equipment, software and, to a lesser extent, leasehold improvements. For fiscal 2001, capital expenditures are expected to be approximately $900,000, and will be used principally for computers and other equipment.

We expect that existing cash and cash equivalent balances, together with cash provided from operations, will be sufficient to meet the Company's working capital and capital expenditure requirements for at least the next twelve months.

To date, inflation has not had a material impact on the Company's financial results.

Impact Of Year 2000

To date, we have not experienced any significant problems with our service offerings and products or internal information systems as it relates to the Year 2000 date change. We are not presently aware of any significant exposure arising from potential third party failures. However, there can be no assurance that the systems of other companies on which our systems or operations rely have been successfully converted or that any failure of such parties to achieve Year 2000 compliance could not have an adverse effect on our results of operations.

To date, the total cost to address the Year 2000 date change was not material and all costs incurred were budgeted expenditures and were funded as incurred or capitalized in accordance with normal policy. We have not deferred any material information technology projects as a result of the Year 2000 program.

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

Variability of Quarterly Operating Results - Variations in our revenues and operating results have occurred from quarter to quarter and may continue to occur as a result of a number of factors. Quarterly revenues and operating results can depend on:

- the number, size and scope of customer projects commenced and completed during a quarter,
-    changes in employee utilization rates,
-    changes in average billing rates,
-    the number of working days in a quarter,
- the timing of introduction of new service offerings, both by us and our competitors,
-    changes in pricing, both by us and our competitors,
-    loss of a significant customer,
-    loss of key personnel,
-    other factors that adversely impact the financial services industry, and
-    general economic conditions.

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

Dependence on the Financial Services Industry - We derive substantially all of our revenues from customers in the financial services industry, primarily banks. Furthermore, we expect that we will continue to derive substantially all of our revenues from such customers for the foreseeable future. Accordingly, unfavorable economic conditions which adversely impact the financial services industry could have a material adverse effect on our business, financial condition and results of operations. For example, the financial services industry has experienced, and may continue to experience, cyclical fluctuations in profitability. These fluctuations have in the past, and may in the future, affect our customers' willingness or ability to fund projects for which we may be engaged. In addition, because we derive a significant portion of our revenues from services related to the deregulation and consolidation of the financial services industry, regulatory changes or a reduction in consolidation activity have in the past, and may in the future, have a material adverse effect our business, financial condition and results of operations.

Concentration of Revenues; Dependence on Major Customers - We have derived and expect to continue to derive a significant portion of our revenues from a relatively limited number of customers. For example, our five largest customers in fiscal 2000, FleetBoston Financial Corporation, Citizens Banking Corporation, First Security Information Technology, Inc., UST Data Services, Inc. and Corillian Corp., accounted for approximately 25.5%, 11.3%, 8.5%, 5.7% and 5.5%, respectively, of revenues. In fiscal 1999, First Security Information Technology, Inc., National City Corporation, Associated Banc-Corp., UST Data Services, Inc. and Susquehanna Bancshares Corp., accounted for approximately 18.4%, 16.4%, 13.8%, 9.6% and 5.6%, respectively, of revenues.

Additionally, we may be materially adversely affected by the loss of a major customer or termination of a major project as a result of an acquisition of a customer by an organization to which we do not currently provide services. For example, in December 1998 we announced that National City Corporation, which accounted for 16.4% and 13.3% of our revenues in fiscal 1999 and 1998, respectively, decided not to extend its contract with us beyond December 31, 1998. Although our largest customers have varied from period to period, we anticipate that our results of operations will continue to significantly depend upon revenues of a small number of customers. We cannot assure you that our major customers will continue to purchase our services at current levels, if at all, or that we will be able to replace revenues from such customers with revenues from other customers. The loss of, or a significant reduction in, revenues from any of our major customers could materially adversely affect our business, financial condition and results of operations.

Risk of Fixed Price Contracts - Revenues from fixed price contracts represented approximately 1.0% and 5.4% of our revenues for fiscal 2000 and 1999, respectively. In making proposals for fixed priced contracts, we rely on estimated costs for completing the projects. These estimates reflect, among other things, our calculations of the effectiveness of our technology and services as applied to a particular project. Any unexpected costs or unanticipated delays in connection with our performance of fixed price contracts could materially adversely affect our business, financial condition and results of operations.

Dependence on Key Personnel - Our success depends to a significant extent upon a number of key management personnel including our Chairman and Chief Executive Officer, Robert W. Howe, and our President and Chief Operating Officer, William
H. Gallagher. The loss of either executive could materially adversely affect our business, financial condition and results of operations. We have employment agreements with each of these individuals, and with certain other key executives. These agreements include certain restrictive covenants relating to non-disclosure of confidential business information and our right to inventions and technical improvements made by the employee. Such covenants are beneficial to us. The agreements also prohibit the employee from soliciting our employees or customers for a period of two years after any termination of the employee's employment, but otherwise do not contain non-competition provisions. Additionally, we have purchased $3.5 million of key man life insurance policies on the lives of both Mr. Howe and Mr. Gallagher.

Availability of Professional Staff - Our business involves the delivery of professional services which is labor-intensive. Thus, our success depends in large part on our ability to attract, train, motivate and retain highly skilled employees. Many companies seek to hire qualified project managers causing them to be in great demand and likely to remain a limited resource for the foreseeable future. We cannot assure you that we will be able to attract sufficient numbers of highly skilled employees and/or retain our existing project managers and other senior personnel. The loss of some or all of our senior staff could materially adversely affect our business, financial condition and results of operations, including our ability to secure and complete customer projects on a timely basis. During fiscal 2000, our staff decreased from 314 employees at April 1, 1999 to 219. If we are unable to manage retention effectively, or if our new employees do not achieve anticipated performance levels, our business, financial condition and results of operations could be materially adversely affected.

Competition - Many companies compete against us in the information technology and systems integration market, especially in the financial services industry. Additionally, rapid technological and market changes occur frequently. We compete for customer projects and experienced personnel against a number of companies with significantly greater financial, technical and marketing resources and revenues than us. Many of these competitors also have greater name recognition in the financial services industry. Our competitors operate in a variety of market segments including:

-    systems consulting and integration,
-    application software,
- professional services (such as computer equipment companies like International Business Machines Corporation),
-    multinational accounting firms, and
- general management consulting firms (such as Andersen Consulting, Computer Sciences Corporation and Electronic Data Systems Corporation).

In addition, numerous firms, many with focused local markets, have highly fragmented the custom software development market. Additionally, we also face competition from internal information technology departments of our customers.

In the future, we expect to experience increasing competition from companies offering established integration services and new service offerings and technologies. In addition, strategic acquisitions or cooperative relationships among our current or potential competitors may increase their ability to expand or increase their service offerings to address the needs of our existing or prospective customers. Accordingly, new competitors or alliances among current and new competitors may emerge and rapidly gain significant market share. Such increased competition could result in:

-    lower utilization rates,
-    billing rate reductions,
-    fewer customer engagements, and
-    reduced gross margin and loss of market share for the Company.

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

Rapid Technological Change - Our success depends in part on our ability to develop information technology solutions that keep pace with rapid changes in computer technology, evolving industry standards and changing customer needs and preferences. In particular, our future success depends upon our ability to develop and introduce new service offerings, improve existing service offerings and develop and maintain the skills necessary to keep pace with changing technologies. We cannot assure you that we will be successful in developing, introducing and marketing such service offerings on a timely and cost-effective basis, or that the market will accept such service offerings, if and when developed. In addition, we cannot assure you that our products will not become uncompetitive or obsolete as a result of products, technologies or service offerings developed by others. Our failure to address these challenges could materially adversely affect our business, financial condition and results of operations.

Potential for Contract Liability; Project Risks - Our services involve key aspects of our customers' businesses and computer systems. A customer could assert a claim against us as a result of a system failure regardless of our actual responsibility for such failure. We attempt to contractually limit our liability for damages arising from negligent acts, errors, mistakes or omissions in rendering our services. Despite this precaution, we cannot assure you that the limitations of liability set forth in our contracts will be enforceable or will protect us from liability for damages. Additionally, we maintain general liability insurance coverage, including coverage for errors and omissions in excess of the applicable deductible amount. However, we cannot assure you that we will be able to obtain such coverage on acceptable terms, or in sufficient amounts to cover one or more large claims, or that the insurer will not deny us coverage on a future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could materially adversely affect our business, financial condition and results of operations.

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

Control by Management - Our executive officers and directors (and their affiliates) beneficially own approximately 68.5% of our outstanding common stock. Thus, while the members of our management have not entered into any agreement regarding the voting of their common stock, if they were to vote together, they could effectively control the outcome of matters requiring a stockholder vote, including the election of directors, adopting or amending provisions of our articles of organization and by-laws, and approving mergers or other similar transactions, such as sales of substantially all of our assets. Because of this control possible acquirors may be discouraged from entering into transactions involving an actual or potential change of control, including transactions in which a possible acquiror might offer you a premium for your shares over then current market prices. In addition, certain investors may only be willing to pay a reduced price for shares of our common stock because of such management control. Furthermore, our articles of organization do not provide for cumulative voting in the election of directors.

Potential Acquisitions - In our normal course, we evaluate potential acquisitions of businesses and technologies that could complement or expand our business. The risks associated with acquisitions include:

-    the retention of personnel,
-    diversion of management's attention,
-    unexpected liabilities, and
-    tax and accounting issues.

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

Additionally, if we were to complete an acquisition to expand internationally, our business may be subject to a variety of risks affecting international operations, including:

-    difficulties in collecting accounts receivable,
-    potentially longer payment cycles,
- increased costs associated with maintaining international marketing efforts,
-    currency fluctuations,
-    exchange rates,
-    changes in regulatory requirements, and
- difficulties in enforcement of contractual obligations and intellectual property rights.

Thus, we cannot assure you that our business, financial condition or results of operations will not be materially adversely affected by a potential acquisition.

Volatility of Stock Price - The market price of the shares of common stock may be volatile and subject to wide fluctuations in response to the following factors:

-    variations in operating results,
- announcements of technological innovations or new services by us or our competitors,
-    changes in financial estimates by securities analysts, or
-    other events or factors.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion about our market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. As of March 31, 2000, we did not use derivative financial instruments for speculative or trading purposes.

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

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                       Page
                                                                                       ----
Report of Independent Accountants - PricewaterhouseCoopers LLP.........................  22

Report of Independent Auditors - Ernst & Young LLP.....................................  23

Consolidated Balance Sheets as of March 31, 2000 and 1999..............................  24

Consolidated Statements of Income for the Years Ended March 31, 2000, 1999 and 1998....  25

Consolidated Statements of Stockholders' Equity for the Years Ended March  31, 2000,
   1999 and 1998.......................................................................  26

Consolidated Statements of Cash Flows for the Years Ended March 31, 2000, 1999 and
  1998.................................................................................  27

Notes to Consolidated Financial Statements.............................................  28

Schedules:

     Schedule II - Valuation and Qualifying Accounts...................................  37

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Atlantic Data Services, Inc:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Atlantic Data Services, Inc and its subsidiary (the "Company") at March 31, 2000 and 1999, and the results of their operations and their cash flows for each of the two years in the period ended March 31, 2000 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
April 20, 2000

                         REPORT OF INDEPENDENT AUDITORS

Board Directors
Atlantic Data Services, Inc.


We have audited the accompanying consolidated balance sheet of Atlantic Data Services, Inc. as of March 31, 1998 and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the index at Item 14. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Atlantic Data Services, Inc. at March 31, 1998, and the consolidated results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                        /s/ Ernst & Young LLP

Boston, Massachusetts
April 13, 1998

                          ATLANTIC DATA SERVICES, INC.

                           Consolidated Balance Sheets
                        (in thousands, except share data)

                                                                         MARCH 31,       MARCH 31,
                                                                           2000            1999
--------------------------------------------------------------------------------------------------

                                     ASSETS
Current assets:
     Cash and cash equivalents                                            $38,347         $37,326
     Accounts receivable, net of allowances for doubtful accounts
      of $650 and $725 at March 31, 2000 and 1999, respectively             5,514           7,037
     Prepaid expenses                                                         103             100
     Deferred taxes                                                           845             739
--------------------------------------------------------------------------------------------------
         Total current assets                                              44,809          45,202
Property and equipment, net                                                   919           1,346
Other assets                                                                  387             335
--------------------------------------------------------------------------------------------------
Total assets                                                              $46,115         $46,883
==================================================================================================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                     $   757         $ 1,193
     Accrued expenses and other liabilities                                 3,997           4,515
     Billings in excess of costs and estimated earnings                        42              --
     Income taxes payable                                                     343             417
--------------------------------------------------------------------------------------------------
         Total current liabilities                                          5,139           6,125
--------------------------------------------------------------------------------------------------
Long-term liabilities                                                          --              13
--------------------------------------------------------------------------------------------------

Commitments

Stockholders' equity:
     Preferred stock, $.01 par value, 1,000,000 authorized, no shares
       issued or outstanding                                                   --              --
     Common stock, $.01 par value, 60,000,000 shares authorized,
       13,087,599 shares issued and 12,975,599 outstanding at
       March 31, 2000 and 13,018,391 shares issued and 12,906,391
       outstanding at March 31, 1999                                          131             130
     Additional paid-in capital                                            26,737          26,526
     Retained earnings                                                     14,133          14,114
     Treasury stock (112,000 shares carried at cost)                          (25)            (25)
--------------------------------------------------------------------------------------------------
         Total stockholders' equity                                        40,976          40,745
--------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                $46,115         $46,883
==================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                          ATLANTIC DATA SERVICES, INC.

                        Consolidated Statements of Income
                      (in thousands, except per share data)


                                             YEAR ENDED   YEAR ENDED  YEAR ENDED
                                             MARCH 31,    MARCH 31,    MARCH 31,
                                                2000        1999         1998
--------------------------------------------------------------------------------

Revenues                                      $35,186      $66,763     $42,830
Cost of revenues                               26,207       41,083      24,223
--------------------------------------------------------------------------------
Gross profit                                    8,979       25,680      18,607
--------------------------------------------------------------------------------
Operating expenses:
    Sales and marketing                         3,232        4,469       3,737
    General and administrative                  7,441        8,849       6,567
--------------------------------------------------------------------------------
        Total operating expenses               10,673       13,318      10,304
--------------------------------------------------------------------------------
Income (loss) from operations                  (1,694)      12,362       8,303
Interest income, net                            1,822        1,261         142
--------------------------------------------------------------------------------
Income before provision for income taxes          128       13,623       8,445
Provision for income taxes                        109        5,864       3,547
--------------------------------------------------------------------------------
        Net income                            $    19      $ 7,759     $ 4,898
================================================================================

Basic earnings per share                      $  0.00      $  0.62     $  0.49
================================================================================

Diluted earnings per share                    $  0.00      $  0.60     $  0.49
================================================================================

Shares used in computing earnings per
  share (basic)                                12,925       12,468       9,952
================================================================================

Shares used in computing earnings per
  share (diluted)                              13,254       12,855       9,952
================================================================================


The accompanying notes are an integral part of these consolidated financial statements.

                          ATLANTIC DATA SERVICES, INC.

                 Consolidated Statements of Stockholders' Equity

                       (in thousands, except share data)


                                                     CLASS A           SPECIAL
                                   COMMON STOCK    COMMON STOCK     COMMON STOCK    ADDITIONAL          TREASURY STOCK
                                  --------------- --------------   ----------------  PAID-IN  RETAINED  --------------
                                  SHARES   AMOUNT SHARES  AMOUNT   SHARES    AMOUNT  CAPITAL  EARNINGS  SHARES   AMOUNT     TOTAL
----------------------------------------------------------------------------------------------------------------------------------

BALANCE AT MARCH 31, 1997       6,847,960    68   394,800    4    3,104,080    31     1,281     4,457   112,000   (25)     5,816
  Dividends paid                       --    --        --   --           --    --        --    (3,000)       --    --     (3,000)
  Shares issued under stock
    option plans                       --    --   533,990    5           --    --       581        --        --    --        586
  Income tax benefit from
    exercise of stock options          --    --        --   --           --    --       383        --        --    --        383
  Net income                           --    --        --   --           --    --        --     4,898        --    --      4,898
----------------------------------------------------------------------------------------------------------------------------------

BALANCE AT MARCH 31, 1998       6,847,960    68   928,790    9    3,104,080    31     2,245     6,355   112,000   (25)     8,683
  Conversion of Class A
    common stock and
    special common stock
    to common stock             4,032,870    40  (928,790)  (9)  (3,104,080)  (31)       --        --        --    --         --
  Issuance of common
    stock, net of issuance
    costs                       2,000,000    20        --   --           --    --    23,351        --        --    --     23,371
  Shares issued under stock
    option plans                  137,561     2        --   --           --    --       839        --        --    --        841
  Income tax benefit from
    exercise of stock options          --    --        --   --           --    --        91        --        --    --         91
  Net income                           --    --        --   --           --    --        --     7,759        --    --      7,759
----------------------------------------------------------------------------------------------------------------------------------

BALANCE AT MARCH 31, 1999      13,018,391  $130        --   --           --    --   $26,526   $14,114   112,000  $(25)   $40,745
  Shares issued under stock
   option plans                    69,208     1        --   --           --    --       210        --        --    --        211
  Income tax benefit from
    exercise of stock options          --    --        --   --           --    --         1        --        --    --          1
  Net income                           --    --        --   --           --    --        --        19        --    --         19
----------------------------------------------------------------------------------------------------------------------------------

BALANCE AT MARCH 31, 2000      13,087,599  $131        --   --           --    --   $26,737   $14,133   112,000  $(25)   $40,976
==================================================================================================================================


The accompanying notes are an integral part of these consolidated financial statements.

                          ATLANTIC DATA SERVICES, INC.

                      Consolidated Statements of Cash Flows
                                 (in thousands)


                                                                       YEAR ENDED   YEAR ENDED  YEAR ENDED
                                                                        MARCH 31,    MARCH 31,  MARCH 31,
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          2000         1999       1998
----------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                               $    19     $ 7,759    $ 4,898
Adjustments to reconcile net income to net cash provided by
 operating activities:
   Depreciation and amortization                                             676         668        262
   Deferred taxes                                                           (106)       (455)      (119)
   Provision for bad debts                                                   (75)        350        144
   Tax benefit from exercise of stock options                                  1          91        383
   Change in assets and liabilities:
      Accounts receivable                                                  1,598       1,713     (4,830)
      Prepaid expenses and other assets                                      (55)        270       (385)
      Accounts payable                                                      (436)        132        660
      Accrued expenses and other liabilities                                (518)      1,279      1,523
      Billings in excess of costs and estimated earnings on contracts         42        (640)       472
      Federal and state income taxes                                         (74)       (413)       781
--------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                  1,072      10,754      3,789
--------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                                          (249)     (1,019)      (608)
--------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                       (249)     (1,019)      (608)
--------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments under capital lease obligation                            (13)        (22)       (19)
Proceeds from exercise of stock options under stock option plans             211         841        586
Net proceeds from initial public offering                                     --      23,371         --
Dividends paid                                                                --          --     (3,000)
--------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                          198      24,190     (2,433)
--------------------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                                  1,021      33,925        748
Cash and cash equivalents, beginning of year                              37,326       3,401      2,653
--------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of year                                   $38,347     $37,326    $ 3,401
========================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
   Taxes                                                                 $   853    $  6,689    $ 2,566
========================================================================================================


The accompanying notes are an integral part of these consolidated financial statements.

                          ATLANTIC DATA SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2000

1.   DESCRIPTION OF BUSINESS

Atlantic Data Services, Inc. ("ADS" or the "Company"), provides information technology ("IT") strategy consulting and systems integration services to customers exclusively in the financial services industry, primarily banks. The Company offers IT solutions to the business challenges faced by financial services companies through our in-depth financial services experience, technological expertise and project management skills. Our service offerings are organized around four practice areas: e-Business, Customer Relationship Management ("CRM"), IT Strategy and Consulting, and Conversions &
Consolidations.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Atlantic Data Services, Inc. and its wholly-owned subsidiary, ADS Securities Corp. (collectively "the Company"). All intercompany accounts and transactions have been eliminated in consolidation.

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

At March 31, 2000 and 1999, cash equivalents were comprised of money market funds totaling approximately $31,586,000 and $25,188,000, respectively, and repurchase agreements totaling approximately $6,627,000 and $11,857,000, respectively. At March 31, 2000 and 1999, cash equivalents are classified as available-for-sale and recorded at cost, which approximates fair value.

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

Included in revenues for the years ended March 31, 2000, 1999 and 1998 are reimbursable contract-related travel and entertainment expenses of $5,517,000, $9,413,000 and $5,662,000, respectively, which are separately billed to customers.

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

Segment Information

The Company adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS No. 131 prescribes the use of the "management" approach whereby the Company's reportable segments are established based on the internal reporting that is used by management for making operating decisions and assessing performance. Also required by SFAS No. 131 are disclosures about products and services, geographic areas and major customers. The adoption of SFAS No. 131 did not affect the results of operations or the financial position of the Company (see Note 11).

Earnings per Common Share

The Company follows SFAS No. 128, "Earnings per Share." SFAS No. 128 requires the presentation of two amounts, basic earnings per share and diluted earnings per share. During fiscal 1998, the two class method of computing earnings per share was used because common stock and special common stock share ratably in dividends when declared, while Class A common stock is not entitled to receive dividends. Accordingly, earnings per share are equal for common stock and special common stock. No earnings have been allocated to Class A common stock. Basic earnings per share is calculated by dividing net income by the weighted average number of shares of common stock and special common stock outstanding during the period. Diluted earnings per share is computed using the weighted average number of common stock and special common stock outstanding during the period, plus the dilutive effect of common stock equivalents.

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

3.   PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                              USEFUL LIFE  MARCH 31   MARCH 31,
                                               IN YEARS       2000      1999
                                              -----------  --------------------
                                                              (in thousands)

Computer equipment and software                   3-5      $ 2,020    $ 1,811
Office furniture and equipment                    5-7          623        609
Leasehold improvements                        Lease Term       509        506
Building                                         31.5          183        183
                                                           ------------------
                                                             3,335      3,109
Accumulated depreciation and amortization                   (2,416)    (1,763)
                                                           ------------------
                                                           $   919    $ 1,346
                                                           ==================

Depreciation and amortization expense relating to fixed assets was $676 and $668 for the years ended March 31, 2000 and 1999, respectively, of which $13 and $37, respectively, related to amortization of furniture and equipment held under capital leases. Accumulated amortization of furniture and equipment held under capital leases was approximately $100 and $87 at March 31, 2000 and 1999, respectively.

4.   ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:


                                    MARCH 31,          MARCH 31,
                                     2000                1999
                                   -----------------------------
                                          (in thousands)

      Accrued payroll                 $2,054             $2,216
      Accrued medical                    391                578
      Compensated absences               219                257
      Other                            1,333              1,464
                                   -----------------------------
                                      $3,997             $4,515
                                   =============================

5.   INCOME TAXES

Significant components of the provision for income taxes are presented below:

                     MARCH 31,           MARCH 31,          MARCH 31,
                       2000                1999                1998
                     ------------------------------------------------
                                      (in thousands)
      Current:
          Federal        $112              $5,193          $2,880
          State            24               1,172             786
      Deferred:
          Federal         (22)               (404)            (94)
          State            (5)                (97)            (25)
                     ------------------------------------------------
                         $109              $5,864          $3,547
                     ================================================

The reconciliation of the consolidated effective tax rate of the Company for the years ended March 31, 2000, 1999 and 1998 is as follows:

                                              2000         1999          1998
                                              --------------------------------
                                                     (in thousands)

      Pretax income                           $128        $13,623       $8,445
                                              ================================
      Statutory income tax rate               $ 44        $ 4,768       $2,871
      State taxes, net of federal benefit       12            699          502
      Permanent differences                    151            256          153
      Other                                    (98)           141           21
                                              --------------------------------
             Total provision                  $109        $ 5,864       $3,547
                                              ================================

The effect of temporary differences and carryforwards that give rise to deferred tax assets are as follows:

                                        MARCH 31,    MARCH 31,
                                          2000          1999
                                        ----------------------
                                            (in thousands)

      Allowance for doubtful accounts   $  261          $291
      Compensated absence accrual           88           103
      Depreciation                         198           113
      Other accruals                       496           345
                                        --------------------
                                        $1,043          $852
                                        ====================
The Company continually reviews the recoverability of its deferred tax assets and would, if necessary, establish a valuation allowance if it is more likely than not that such deferred tax assets will not be realized. At March 31, 2000 and 1999, management believes that it is more likely than not that the tax benefit will be realized for its deferred tax assets.

6.   STOCKHOLDERS' EQUITY

On May 21, 1998, the Company commenced an initial public offering of 2,500,000 shares of common stock, generating proceeds of $23,371,000, net of underwriting commissions and other expenses incurred in connection with the offering. Of the 2,500,000 shares of common stock offered, 2,000,000 shares were offered and sold by the Company and 500,000 shares were offered and sold by certain selling stockholders. In addition, certain underwriters exercised an overallotment option to purchase an additional 375,000 shares of common stock from selling stockholders in June 1998.

In connection with the initial public offering all issued and outstanding shares of Class A common stock and special common stock converted into 4,032,870 shares of common stock on a share-for-share basis.

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

7.   STOCK OPTION PLANS

Key Person Stock Plan

In March 1985, the Board of Directors approved the Company's Key Person Stock Plan (the "Key Person Plan") and authorized that 560,000 shares of Class A common stock be reserved for issuance under such plan. Under the terms of the Key Person Plan, the Company is authorized to sell shares at the then fair market value of Class A common stock to officers and other key employees of and consultants to the Company. To date, 394,800 have been issued under the Key Person Plan, of which an aggregate 112,000 shares were repurchased by the Company and are held in treasury at March 31, 2000, 1999 and 1998. No Class A common stock was issued pursuant to this plan during the years ended March 31, 2000, 1999 and 1998. At March 31, 2000, 165,200 shares of common stock were available for future issuance; however, the Company does not intend to issue additional shares under the Key Person Plan.

Incentive Stock Option Plan

On January 26, 1993, the Board of Directors approved the Company's 1992 Incentive Stock Option Plan (the "1992 Plan"). Under the terms of the 1992 Plan, the Company is authorized to grant incentive stock options to purchase shares of Class A common stock to officers and other employees of and consultants to the Company. The aggregate number of shares of Class A common stock which may be issued pursuant to the Plan is 812,000. Vesting is determined by the Board of Directors. All options issued in 1997 were to employees and vested immediately upon issuance. In connection with the conversion of Class A common stock to common stock as part of the initial public offering, all options granted under the 1992 Plan were converted to options to purchase common stock on May 28, 1998. At March 31, 2000, no options were available for future grant under the 1992 Plan.

1997 Stock Plan

In October 1997, the Board of Directors approved the Company's 1997 Stock Plan (the "Plan"), and authorized that 500,000 shares of Class A common stock be reserved for issuance under such plan. Under the terms of the Plan, the Company is authorized to grant incentive stock options and non-qualified stock options, as well as awards and direct purchases of Class A common stock to employees, consultants, directors and officers of the Company. In March 1998, the Board of Directors voted to amend the Stock Plan to provide, among other things, that the number of shares reserved for issuance under the Stock Plan be increased from 500,000 shares of Class A common stock to 1,500,000 shares of Class A common stock. In connection with the Conversion of Class A common stock to common stock as part of the initial public offering, all options granted and available for grant under the Plan were converted to options to purchase common stock on May 28, 1998. In March 1999, the Board of Directors voted to increase the authorized number of shares for issuance under the Plan to 3,000,000, which vote was ratified and approved by the Company's shareholders at the July 28, 1999 Annual Meeting of Stockholders.

1998 Employee Stock Purchase Plan

The 1998 Employee Stock Purchase Plan (the "1998 Plan"), provides for the grant of rights to eligible employees on a semi-annual basis to purchase shares of the Company's common stock. The 1998 Plan allows eligible employees to purchase up to 500 shares at the lessor of (1) 85% of the average market price of the common stock on the first business day of the Payment Period or (2) 85% of the average market price of the common stock on the last business day of the Payment Period. The participant can contribute up to 10% of total compensation to the 1998 Plan.

The option activity for the years ended March 31, 2000, 1999 and 1998 was as follows:

                                            2000                     1999                    1998
                                   ----------------------------------------------------------------------
                                                WEIGHTED                 WEIGHTED                WEIGHTED
                                    NUMBER       AVERAGE     NUMBER      AVERAGE      NUMBER     AVERAGE
                                      OF        EXERCISE       OF        EXERCISE       OF       EXERCISE
                                    SHARES        PRICE      SHARES       PRICE       SHARES      PRICE
                                   ----------------------------------------------------------------------

Outstanding options at
  beginning of year:               1,908,125      $6.23       649,510     $ 6.41       812,000     $0.91
     Granted                         590,000       4.34     1,502,500       7.70       371,500      7.91
     Exercised                            --         --       (63,260)      6.01      (533,990)     1.11
     Cancelled                      (507,500)      6.34      (180,625)     12.98            --       --
                                   ---------------------------------------------------------------------
Outstanding options at
  end of year                      1,990,625       5.64     1,908,125     $ 6.23       649,510     $6.41
                                   =====================================================================
Exercisable at end of year           846,377       5.43       542,000     $ 4.98       503,760     $4.05
                                   =====================================================================
Available for future grant
  at end of year                   1,043,500        --      1,306,625        --        128,500        --
                                   =====================================================================
Weighted average fair
  value of options granted
  during the year                      $3.19                    $4.29                    $1.07
                                   =====================================================================

The following table summarizes stock options outstanding at March 31, 2000:

                            OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
                -----------------------------------------------------------------
                                  WEIGHTED
                                  AVERAGE      WEIGHTED                    WEIGHTED
                                 REMAINING     AVERAGE                     AVERAGE
    RANGE OF         NUMBER     CONTRACTUAL    EXERCISE     NUMBER         EXERCISE
 EXERCISE PRICE   OUTSTANDING      LIFE         PRICE     EXERCISABLE       PRICE
------------------------------------------------------------------------------------

$    0.91         277,000          5.44        $ 0.91       277,000          $ 0.91
     3.81         120,000          9.40          3.81        30,000            3.81
     3.88          78,000          9.67          3.88            --              --
     4.06           4,000          9.21          4.06         1,000            4.06
     4.13         229,000          9.50          4.13            --              --
     4.25          60,000          7.78          4.25        60,000            4.25
     5.06         774,000          8.94          5.06       208,002            5.06
     7.13           8,000          9.91          7.13            --              --
     8.25          30,000          9.82          8.25            --              --
     9.00         175,500          5.85          9.00       163,750            9.00
    13.00         109,125          8.14         13.00        50,125           13.00
    13.44          44,000          8.16         13.44        11,000           13.44
    14.13          60,000          8.53         14.13        40,000           14.13
    15.00          22,000          8.48         15.00         5,500           15.00
                ---------                                   -------
$0.91-$15.00    1,990,625          8.21        $ 5.64       846,377          $ 5.43
                =========                                   =======


Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee share options under the fair value method of that Statement. The fair value for employee options granted during this year was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

                                        FOR THE YEAR ENDED
                          ---------------------------------------------
                          MARCH 31,        MARCH 31,         MARCH 31,
                             2000             1999              1998
                          ---------------------------------------------

Risk free interest rate      5.6%          4.2 - 6.7%        5.3 - 6.6%
Volatility                   80%              80%                --
Dividend yield                --               --                --
Expected life in years     4 years         4 years            3 years


For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period, which includes actual accelerated vesting entitlements during the year.

The Company's pro forma information follows (in thousands except for earnings per share information):

                                                     FOR THE YEAR ENDED
                                          --------------------------------------
                                           MARCH 31,      MARCH 31,   MARCH 31,
                                             2000           1999         1998
                                          --------------------------------------

Pro forma net income                      $(2,032,000)    $6,267,000  $4,726,000
                                          ======================================
Pro forma earnings per share (basic)      $     (0.16)    $     0.50  $     0.47
                                          ======================================
Pro forma earnings per share (diluted)    $     (0.15)    $     0.49  $     0.47
                                          ======================================

The effect on net income and earnings per share may not be indicative of the effects in future years as options vest over several years and the Company continues to grant stock options to new employees.

8.   EARNINGS PER SHARE

The following table sets forth per share earnings for the year ended March 31, 2000 and 1999:

                                                                               FOR THE YEAR ENDED
                                                                            --------------------------
                                                                            MARCH 31,        MARCH 31,
                                                                             2000             1999
                                                                            --------------------------
Numerator:
    Net income (numerator for earnings per common share and
     earnings per common share assuming dilution)                             $19,197      $7,759,472
                                                                           ---------------------------
Denominator:
    Denominator for basic earnings per share - weighted average
     shares                                                                12,925,059      12,467,620
    Effect of dilutive securities:
       Employee stock options                                                 328,867         387,006
                                                                           ---------------------------
    Denominator for diluted earnings per share - adjusted weighted
     average shares and assumed conversions                                13,253,926      12,854,626
                                                                           ==========================
Basic earnings per share                                                        $0.00           $0.62
Diluted earnings per share                                                      $0.00           $0.60
                                                                           ==========================

In addition, as of March 31, 2000 and 1999, there were options outstanding to purchase 235,125 shares and 1,631,125 shares, respectively, that are potentially dilutive.

The following table sets forth the computation of earnings per share of common stock and special common stock from continuing operations for the year ended March 31, 1998:

                                                                                     1998
                                                                                  -----------

Numerator:
    Income from continuing operations (numerator for earnings per
     common share)                                                                $ 4,898,000
                                                                                  -----------
Dividends declared:
    Common stock                                                                   (2,064,288)
    Special common stock                                                             (935,712)
                                                                                  -----------
                                                                                   (3,000,000)
                                                                                  -----------
Undistributed earnings                                                            $ 1,898,000
                                                                                  ===========
    Denominator for earnings per common share - weighted average shares             9,952,040
Undistributed earnings per common share - common stock and special
    common stock                                                                  $      0.19
Assumed distribution of earnings - common stock and special common
    stock                                                                                0.30
                                                                                  -----------
Earnings per common share from continuing operations - common stock
    and special common stock                                                      $      0.49
                                                                                  ===========

Earnings per common share from continuing operations has been calculated under the two-class method for common stock and special common stock. Class A common stock does not share in dividends with common stock and special common stock, and therefore does not share in earnings. There were no dilutive securities outstanding at March 31, 1998.

9.   MAJOR CUSTOMERS

The nature of the Company's services results in the Company deriving significant amounts of revenue from certain customers in a particular year. For the year ended March 31, 2000, two customers accounted for 25.5% and 11.3% of the Company's revenues. At March 31, 2000, these customers accounted for 24.0% and 10.5% of accounts receivable. For the year ended March 31, 1999, three customers accounted for 18.4%, 16.4% and 13.8% of the Company's revenues. At March 31, 1999, these customers represented 29.7%, 1.1% and 6.4% of accounts receivable. For the year ended March 31, 1998, five customers accounted for 17.4%, 13.7%, 13.3%, 10.1% and 10.0% of the Company's revenues. At March 31, 1998, these customers represented 13.6%, 19.8%, 22.3%, 2.6% and 12.3% of accounts receivable.

10.  EMPLOYEE RETIREMENT PLAN

The Company maintains a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code for eligible employees (the "401(k) Plan"). The 401(k) Plan is funded by employee contributions of up to 15% of gross compensation and by discretionary Company contributions. In accordance with the provisions of the 401(k) Plan, employees may make tax-deferred contributions and the Company, at its discretion, may match 50% of employee contributions up to 5% of their earnings. The Company may also elect to make additional contributions to the plan. Company contributions vest over five years of employment. Company contributions amounted to $391,067, $477,365 and $301,300 for the years ended March 31, 2000, 1999 and 1998, respectively.

11.  SEGMENT INFORMATION

The Company operates in a single business segment, which offers similar products and services. The Company's products are similar in nature, providing information technology strategy consulting and systems integration services to customers primarily in the financial services industry, with a primary focus on banks.

12.  COMMITMENTS

The Company leases its facilities and other equipment under operating leases. Rent expense recognized under these leases during the fiscal years ended March 31, 2000, 1999 and 1998 totaled approximately $546,000, $519,000 and $500,000, respectively. Future minimum lease payments due under noncancelable operating and capital leases are as follows:

                                                     OPERATING        CAPITAL
                                                     ---------        -------
                                                           (in thousands)
Year ending March 31:
     2001                                             $  669           $  13
     2002                                                669
     2003                                                695
     2004                                                710
     2005                                                738              --
                                                      ------           -----
Total minimum lease payments                          $3,481              13
                                                      ======
Amount representing interest                                              --
                                                                       ------
                                                                          13
Current portion of capital lease (included in
 accrued expenses)                                                       (13)
                                                                       ------
Long-term portion of capital lease                                     $  --
                                                                       ======

13.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table presents unaudited quarterly financial information for the years ended March 31, 2000 and 1999 (in thousands, expect per share data):


                                                    FOR THE QUARTERS ENDED
                                  ------------------------------------------------------
                                  JUNE 30,     SEPTEMBER 30,    DECEMBER 31,   MARCH 31,
                                   1999           1999             1999          2000
                                  ------------------------------------------------------
Revenue                           $10,251        $ 6,789          $8,111        $10,036
Income (loss) from operations         (46)        (1,781)           (467)           600
Net income (loss)                     204           (805)             (9)           629
Basis earnings per share          $  0.02        $ (0.06)         $ 0.00        $  0.05
Diluted earnings per share        $  0.02        $ (0.06)         $ 0.00        $  0.05


                                                   FOR THE QUARTERS ENDED
                                 -------------------------------------------------------
                                 JUNE 30,     SEPTEMBER 30,     DECEMBER 31,   MARCH 31,
                                  1998           1998              1998          1999
                                 -------------------------------------------------------

Revenue                           $17,446        $18,186          $18,731       $12,400
Income from operations              3,608          4,157            4,319           278
Net income                          2,162          2,565            2,653           379
Basis earnings per share          $  0.19        $  0.20          $  0.21       $  0.03
Diluted earnings per share        $  0.18        $  0.19          $  0.20       $  0.03


SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

The following schedule depicts the allowance for doubtful accounts for the years ended March 31, 1998, 1999 and 2000 (in thousands):
                                                     CHARGED TO
                            BALANCE AT   CHARGED TO    OTHER
        ALLOWANCE           BEGINNING     COST AND    ACCOUNTS -     BALANCE AT
  FOR DOUBTFUL ACCOUNTS     OF PERIOD     EXPENSES    WRITE-OFFS   END OF PERIOD
--------------------------------------------------------------------------------

Year Ended March 31, 1998     $231          $144       $ --             $375
Year Ended March 31, 1999      375           352          2              725
Year Ended March 31, 2000      725           (75)        --              650


ITEM 9: CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

On September 3, 1998, the Company engaged PricewaterhouseCoopers LLP as independent auditors for the fiscal year ending March 31, 1999 and dismissed Ernst & Young LLP ("E&Y") effective immediately. This action was taken upon the unanimous approval of the Audit Committee of the Board of Directors.

During the fiscal year ended March 31, 1998, and subsequent interim period, there were no disagreements between the Company and E&Y on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of E&Y, would have caused E&Y to make reference to the matter in their report. During the fiscal year ended March 31, 1998, and the subsequent interim period, there were no "reportable events" as that term is described in
Item 304(a)(1)(v) of Regulation S-K. The reports of E&Y on the Company's financial statements for the fiscal year 1998 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

The Company has not consulted PricewaterhouseCoopers LLP regarding the application of accounting principles to any specified transactions or the type of audit opinion that might be rendered on the Company's financial statements during the Company's fiscal year ended March 31, 1998.

                                    PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information under the Sections "Election of Directors," "Occupations of Directors and Executive Officers," and "16(a) Beneficial Ownership Reporting Compliance," of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on July 27, 2000, to be filed with the Commission not later than 120 days after the close of the Company's fiscal year ended March 31, 2000, is hereby incorporated by reference.

ITEM 11: EXECUTIVE COMPENSATION

The information under the Sections "Compensation and Other Information Concerning Directors and Officers" and "Stock Performance Graph" of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on July 27, 2000, to be filed with the Commission not later than 120 days after the close of the Company's fiscal year ended March 31, 2000, is hereby incorporated by reference.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information under the Section "Securities Ownership of Certain Beneficial Owners and Management" of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on July 27, 2000, to be filed with the Commission not later than 120 days after the close of the Company's fiscal year ended March 31, 2000, is hereby incorporated by reference.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information under the Sections "Compensation and Other Information Concerning Directors and Officers" and "Certain Relationships and Related Transactions" of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on July 27, 2000, to be filed with the Commission not later than 120 days after the close of the Company's fiscal year ended March 31, 2000, is hereby incorporated by reference.

                                     PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

The following documents are filed as part of this Form 10-K:

1.   Financial Statements - See "Index to Consolidated Financial Statements" at
     Item 8 and incorporated herein by reference.

2. Financial Statement Schedules - Schedule II - Valuation and Qualifying Accounts is listed in the Index to Consolidated Financial Statements, is included on page 37 and is filed as part of this report. All other schedules to the consolidated financial statements are omitted, as the required information is either inapplicable or presented in the financial statements or related notes.

3. Exhibits - The Exhibits which are filed with this Report or which are incorporated by reference herein are set forth in the Exhibit Index, which appears on page 41 hereof.

4.   Reports on Form 8-K - None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATLANTIC DATA SERVICES, INC.                             DATE

By:  /s/ Robert W. Howe                                  June 16, 2000
     -------------------------------
     Chairman of the Board and
       Chief Executive Officer

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


SIGNATURE                             TITLE                                            DATE

/s/ Robert W. Howe                    Chairman of the Board and Chief                  June 16, 2000
-------------------------------         Executive Officer (Principal Executive
(Robert W. Howe)                        Officer)


/s/ William H. Gallagher              President, Chief Operating Officer               June 16, 2000
-------------------------------         and Director
(William H. Gallagher)

/s/ Paul K. McGrath                   Senior Vice President and Chief                  June 16, 2000
-------------------------------         Financial Officer (Principal Financial
(Paul K. McGrath)                       and Accounting Officer)


/s/ Richard D. Driscoll               Director                                         June 16, 2000
-------------------------------
(Richard D. Driscoll)

/s/ David C. Hodgson                  Director                                         June 16, 2000
-------------------------------
(David C. Hodgson)

/s/ Lee M. Kennedy                    Director                                         June 16, 2000
-------------------------------
(Lee M. Kennedy)

/s/ George F. Raymond                 Director                                         June 16, 2000
-------------------------------
(George F. Raymond)


                                  EXHIBIT INDEX

 No.                            Description
--------------------------------------------------------------------------------

3.01 Second Amended and Restated Articles of Organization of the Company (Incorporated by reference to the Company's Registration Statement on Form S-1 filed March 26, 1998 (File No. 333-48703))

3.02 Second Amended and Restated By-Laws of the Company (Incorporated by reference to the Company's Registration Statement on Form S-1 filed March 26, 1998 (File No. 333-48703))

4.01 Specimen Certificate for Shares of the Company's Common Stock (Incorporated by reference to the Company's Registration Statement on Form S-1 filed March 26, 1998 (File No. 333-48703))

10.01+ Key Person Stock Plan (Incorporated by reference to the Company's Registration Statement on Form S-1 filed March 26, 1998 (File No. 333-48703))

10.02+ Amended and Restated 1992 Incentive Stock Option Plan (Incorporated by reference to the Company's Registration Statement on Form S-1 filed March 26, 1998 (File No. 333-48703))

10.03+ Form of Incentive Stock Option Agreement for Shares Issued Under the Amended and Restated 1992 Incentive Stock Option Plan (Incorporated by reference to the Company's Registration Statement on Form S-1 filed March 26, 1998 (File No. 333-48703))

10.04+ Amended and Restated 1997 Stock Plan (Incorporated by reference to the Company's Registration Statement on Form S-1 filed March 26, 1998 (File No. 333-48703))

10.05+ Amended and Restated 1997 Stock Plan, as amended (Incorporated by reference to the Company's Registration Statement on Form S-8 field September 13, 1999 (File No. 333-86997))

10.06+ Form of Incentive Stock Option Agreement under the Amended and Restated 1997 Stock Plan (Incorporated by reference to the Company's Registration Statement on Form S-1 filed March 26, 1998 (File No. 333-48703))

10.07+ Form of Non-Qualified Stock Option Agreement under the Amended and Restated 1997 Stock Plan (Incorporated by reference to the Company's Registration Statement on Form S-1 filed March 26, 1998 (File No. 333-48703))

10.08+ 1998 Employee Stock Purchase Plan (Incorporated by reference to the Company's Registration Statement on Form S-1 filed March 26, 1998 (File No. 333-48703))

10.09+ Employment Agreement between the Company and Robert W. Howe dated March 25, 1998 (Incorporated by reference to the Company's Registration Statement on Form S-1 filed March 26, 1998 (File No. 333-48703))

10.10+ Employment Agreement between the Company and William H. Gallagher dated March 25, 1998 (Incorporated by reference to the Company's Registration Statement on Form S-1 filed March 26, 1998 (File No. 333-48703))

10.11+ Employment Agreement between the Company and Paul K. McGrath dated March 25, 1998 (Incorporated by reference to the Company's Registration Statement on Form S-1 filed March 26, 1998 (File No. 333-48703))

10.12+ Employment Agreement between the Company and Peter A. Cahill dated March 25, 1998 (Incorporated by reference to the Company's Registration Statement on Form S-1 filed March 26, 1998 (File No. 333-48703))

10.13+ Employment Agreement between the Company and Paul James Lynch dated October 12, 1998 (Incorporated by reference the Company's Annual Report on Form 10-K filed June 25, 1999 (File No. 000-24193))

10.14+* Employment Agreement between the Company and Francis A. Ruggieri dated April 5, 2000

10.15+* Employment Agreement between the Company and Lucy A. Flynn dated April 17, 2000

10.16 Registration Rights Agreement dated March 25, 1998 by and among the Company and Certain Stockholders (Incorporated by reference to the Company's Registration Statement on Form S-1 filed March 26, 1998 (File No. 333-48703))

 No.                              Description
--------------------------------------------------------------------------------

10.17 Lease Agreement between the Company and National Fire Protection Association dated April 1, 1995, as amended July 31, 1998 and January 15, 1997 (Incorporated by reference to the Company's Registration Statement on Form S-1 filed March 26, 1998 (File No. 333-48703))

10.18 Third Amendment - Lease Agreement between the Company and National Fire Protection Association dated October 15, 1998 (Incorporated by reference the Company's Annual Report on Form 10-K filed June 25, 1999 (File No. 000-24193))

10.19 Fourth Amendment - Lease Agreement between the Company and National Fire Protection Association dated May 1, 1999 (Incorporated by reference the Company's Annual Report on Form 10-K filed June 25, 1999 (File No. 000-24193))

10.20* Agreement for Exercise of Option between the Company and National Fire Protection Association dated November 23, 1999

10.21* Alliance Agreement between the Company and Brokat Financial Systems, Inc. dated October 27, 1999

10.22* Alliance Agreement between the Company and Corillian Corporation dated January 7, 1999

21.01*   Subsidiaries of the Company

23.01*   Consent of PricewaterhouseCoopers LLP

23.02*   Consent of Ernst & Young LLP

24.01*   Power of Attorney (included on Signature Page hereto)

27.01*   Financial Data Schedule

---------------

* Filed herewith
+ Indicates management contract or a compensatory plan, contract or arrangement.