Form 10-Q
period 2000-06-30
ATLANTIC DATA SERVICES INC
filed 2000-08-03
CIK 1052773

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended JUNE 30, 2000

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

                                (617) 770 - 3333
              (Registrant's Telephone Number, Including Area Code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [X]   No [ ]
                                       ---      ---

As of July 28, 2000, there were 12,986,599 shares of the Registrant's Common Stock, $.01 par value per share, outstanding.

                          ATLANTIC DATA SERVICES, INC.

                                TABLE OF CONTENTS


                                                                            Page

PART I - FINANCIAL INFORMATION

ITEM 1:    Financial Statements

Condensed Consolidated Balance Sheets as of June 30, 2000 (Unaudited)
  and March 31, 2000                                                          3

Condensed Consolidated Statement of Operations for the Three Months
  Ended June 30, 2000 and 1999 (Unaudited)                                    4

Condensed Consolidated Statement of Cash Flows for the Three Months
 Ended June 30, 2000 and 1999 (Unaudited)                                     5

Notes to Condensed Consolidated Financial Statements                          6

ITEM 2:    Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                              8

ITEM 3:    Quantitative and Qualitative Disclosures about Market Risk        12


PART II - OTHER INFORMATION

ITEM 2:    Changes in Securities and Use of Proceeds                         13

ITEM 6:    Exhibits and Reports on Form 8-K                                  14

SIGNATURES                                                                   15

EXHIBIT INDEX                                                                16

                                     PART I

ITEM 1:  FINANCIAL INFORMATION


                          ATLANTIC DATA SERVICES, INC.
                      Condensed Consolidated Balance Sheets
                      (in thousands, except per share data)


                                                                        JUNE 30,    MARCH 31,
                                                                          2000        2000
                                                                      -----------   ---------
                                                                      (Unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                                          $ 36,572    $ 38,347
     Accounts receivable, net of allowances for doubtful accounts of
      $620 at June 30, 2000 and $650 at March 31, 2000                     6,322       5,514
     Prepaid expenses                                                        212         103
     Deferred taxes                                                          732         845
                                                                        --------    --------
         Total current assets                                             43,838      44,809
     Property and equipment, net                                             846         919
     Other assets                                                            357         387
                                                                        --------    --------
TOTAL ASSETS                                                            $ 45,041    $ 46,115
                                                                        ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                   $    751    $    757
     Accrued expenses and other liabilities                                2,625       3,997
     Billings in excess of costs and estimated earnings                       --          42
     Income taxes payable                                                    348         343
                                                                        --------    --------
         Total current liabilities                                         3,724       5,139
                                                                        --------    --------

Commitments

Stockholders' equity:
     Preferred stock, $.01 par value, 1,000,000 authorized, no shares
       issued or outstanding                                                  --          --
     Common stock, $.01 par value, 60,000,000 shares authorized,
       13,097,599 shares issued and 12,985,599 outstanding at
       June 30, 2000 and 13,087,599 shares issued and
       12,975,599 outstanding at March 31, 2000                              131         131
     Additional paid-in capital                                           26,788      26,737
     Retained earnings                                                    14,423      14,133
     Treasury stock (112,000 shares carried at cost)                         (25)        (25)
                                                                        --------    --------
         Total stockholders' equity                                       41,317      40,976
                                                                        --------    --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $ 45,041    $ 46,115
                                                                        ========    ========


See accompanying Notes to Condensed Consolidated Financial Statements.

                          ATLANTIC DATA SERVICES, INC.

                 Condensed Consolidated Statement of Operations
                      (in thousands, except per share data)
                                   (Unaudited)


                                                         THREE MONTHS ENDED
                                                              JUNE 30,
                                                         ------------------
                                                           2000       1999
                                                         -------    -------

Revenues                                                 $ 9,527    $10,251
Cost of revenues                                           6,692      7,580
                                                         -------    -------
Gross profit                                               2,835      2,671
                                                         -------    -------
Operating expenses:
     Sales and marketing                                   1,005        679
     General and administrative                            1,826      2,038
                                                         -------    -------
         Total operating expenses                          2,831      2,717
                                                         -------    -------
Income (loss) from operations                                  4        (46)
Interest income, net                                         536        406
                                                         -------    -------
Income before provision for income taxes                     540        360
Provision for income taxes                                   250        156
                                                         -------    -------
         Net income                                      $   290    $   204
                                                         =======    =======

Basic earnings per share                                 $  0.02    $  0.02
                                                         =======    =======

Diluted earnings per share                               $  0.02    $  0.02
                                                         =======    =======

Shares used in computing earnings per share (basic)       12,985     12,906
                                                         =======    =======

Shares used in computing earnings per share (diluted)     13,234     13,096
                                                         =======    =======


See accompanying Notes to Condensed Consolidated Financial Statements.

                          ATLANTIC DATA SERVICES, INC.

                 Condensed Consolidated Statement of Cash Flows
                                 (in thousands)
                                   (unaudited)

                                                                     THREE MONTHS ENDED
                                                                          JUNE 30,
                                                                    --------------------
                                                                      2000        1999
                                                                    -------      -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                          $   290      $   204
Adjustments to reconcile net income to net cash provided by
  operating activities:
     Depreciation and amortization                                      129          161
     Deferred taxes                                                     113           --
     Change in assets and liabilities:
         Accounts receivable                                           (808)         891
         Prepaid expenses and other assets                              (79)        (288)
         Accounts payable                                                (6)        (184)
         Accrued expenses and other liabilities                      (1,372)      (1,321)
         Billings in excess of costs and estimated earnings on
          contracts                                                     (42)          --
         Federal and state income taxes                                   5         (417)
                                                                    -------      -------
Net cash provided by operating activities                            (1,770)        (954)
                                                                    -------      -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                                      (56)         (95)
                                                                    -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments under capital lease obligation                        --           (5)
Proceeds from exercise of stock options under stock option plans         51           --
                                                                    -------      -------
Net cash provided by (used in) financing activities                      51           (5)
                                                                    -------      -------

Net increase (decrease) in cash and cash equivalents                 (1,775)      (1,054)

Cash and cash equivalents, beginning of period                       38,347       37,326
                                                                    -------      -------

Cash and cash equivalents, end of period                            $36,572      $36,272
                                                                    =======      =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
     Taxes                                                          $   277      $   771
                                                                    =======      =======



See accompanying Notes to Condensed Consolidated Financial Statements.

                          ATLANTIC DATA SERVICES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                  June 30, 2000

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by Atlantic Data Services, Inc. (the "Company") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for future periods of the full fiscal year. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes included in the Company's Annual Report on Form 10-K for the year ended March 31, 2000.

The balance sheet at March 31, 2000 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

3. EARNINGS PER SHARE

The following table sets forth the computation of basic earnings per share and diluted earnings per share for the three months ended June 30, 2000 and 1999:

                                                                  THREE MONTHS ENDED
                                                                       JUNE 30,
                                                                  ------------------
                                                                    2000       1999
                                                                  -------    -------
                                                                 (in thousands, except
                                                                     per share data)
Numerator:
Net income (numerator for basic earnings per share and
  diluted earnings per share)                                     $   290    $   204
                                                                  -------    -------

Denominator:
Denominator for basic earnings per share - weighted average
  shares                                                           12,985     12,906
Effect of dilutive securities:
     Employee stock options                                           249        190
                                                                  -------    -------
         Denominator for diluted earnings per share - adjusted
           weighted average and assumed conversions                13,234     13,096
                                                                  -------    -------

Basic earnings per share                                          $  0.02    $  0.02
                                                                  =======    =======

Diluted earnings per share                                        $  0.02    $  0.02
                                                                  =======    =======

In addition, as of June 30, 2000, there were options outstanding to purchase 1,637,375 shares that are potentially dilutive.

4. MAJOR CUSTOMERS

The nature of the Company's services results in the Company deriving significant amounts of revenue from certain customers in a particular period. For the quarter ended June 30, 2000, two customers accounted for 25.1% and 17.1% of the Company's revenues. For the quarter ended June 30, 1999, two customers accounted for 26.3% and 16.7% of the Company's revenues.

                          ATLANTIC DATA SERVICES, INC.


ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Atlantic Data Services, Inc. ("We" or "ADS") provides information technology ("IT") strategy consulting and systems integration services to customers exclusively in the financial services industry, primarily banks. We offer IT solutions to the business challenges faced by financial services companies through our in-depth financial services experience, technological expertise and project management skills. Our service offerings are organized around four practice areas: e-Business, Customer Relationship Management ("CRM"), IT Strategy and Consulting, and Conversions and Consolidations.

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

We have recently launched a new branding and image campaign and are now promoting ADS as A D S Financial Services Solutions. Our official corporate name will remain Atlantic Data Services, Inc., and our Nasdaq ticker symbol will remain ADSC. We believe this new identification, coupled with the new tagline, "Potential REALIZED," will more accurately convey the availability of our expanded service offerings in e-Business and CRM, while expressing our commitment to focus exclusively on the financial services sector. Our goal is to identify ADS as the leader in providing IT solutions to the financial services industry, making Financial Services Solutions synonymous with ADS.

Our revenues are derived primarily from professional fees billed to customers on a time and materials basis, or, in certain instances, on a fixed price basis. Included in revenues are reimbursable contract-related travel and entertainment expenses, which are separately billed to customers. Substantially all of our contracts, other than fixed price contracts, are terminable by the customer following limited notice and without significant penalty to the customer. Revenues from fixed price contracts represented approximately 4.0% and 0% of our revenues for the quarters ended June 30, 2000 and 1999, respectively.

We have derived, and expect to continue to derive, a significant portion of our revenues from a relatively limited number of customers. Revenues from our five largest customers for the quarters ended June 30, 2000 and 1999 were 67.2% and 65.4%, respectively, as a percentage of revenues. For the quarter ended June 30, 2000, FleetBoston Financial Corporation, Citizens Banking Corporation, Brokat Financial, Hudson United Bank Corporation and Corillian Corp. accounted for approximately 25.1%, 17.1%, 8.9%, 8.2% and 7.8%, respectively, of revenues. For the quarter ended June 30, 1999, First Security Information Technology, Inc., FleetBoston Financial Corporation, SunTrust Service Corporation, Associated Banc-Corp. and UST Data Services, Inc. accounted for approximately 26.3%, 16.7%, 8.4%, 7.4% and 6.7%, respectively, of revenues.

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

QUARTER ENDED JUNE 30, 2000 COMPARED TO QUARTER ENDED JUNE 30, 1999

REVENUES

Revenues decreased 7.1% for the quarter ended June 30, 2000 over the quarter ended June 30, 1999, from $10.3 million to $9.5 million. This decrease was predominantly due to a decrease in volume of services delivered to customers, primarily because our customers have completed their use of external resources for their Year 2000 projects.

COST OF REVENUES

Cost of revenues decreased 11.7% to $6.7 million from $7.6 million for the quarter ended June 30, 2000 compared to the quarter ended June 30, 1999, representing 70.2% and 73.9%, respectively, of revenues in each quarter. The dollar decrease in cost of revenues was primarily due to a decrease in billable personnel from 196 at June 30, 1999 to 160 at June 30, 2000. The decrease in cost of revenues as a percentage of revenues is due to an increase in utilization rates.

SALES AND MARKETING

Sales and marketing expenses increased 48.0% to $1.0 million from $679,000 for the quarter ended June 30, 2000 compared to the quarter ended June 30, 1999, representing 10.5% and 6.6% of revenues, respectively. This increase resulted primarily from an increase in our sales and marketing group from 12 employees at June 30, 1999 to 15 employees at June 30, 2000, increased investments in marketing initiatives and travel related expenses for the group. We expect our sales and marketing expenses to increase in absolute dollars as we add sales and marketing staff and undertake additional marketing initiatives.

GENERAL AND ADMINISTRATIVE

General and administrative expenses decreased 10.4% to $1.8 million from $2.0 million for the quarter ended June 30, 2000 compared to the quarter ended June 30, 1999, representing 19.2% and 19.9% of revenues, respectively. The dollar decrease is primarily due to decreases in compensation and travel expense.

INTEREST INCOME, NET

Interest income, net increased $130,000 from $406,000 for the quarter ended June 30, 1999 to $536,000 for the quarter ended June 30, 2000. This increase was principally due to interest rate increases.

PROVISION FOR INCOME TAXES

The provision for income taxes increased $94,000 to $250,000 from $156,000 for the quarter ended June 30, 2000 compared to the quarter ended June 30, 1999, resulting in effective tax rates of 46.3% and 43.3%, respectively. The increase in the effective tax rate percentage is primarily due to permanent differences relating to meals and entertainment expenses. Our rate may vary from period to period based on doing business in areas with varying state and local statutory income tax rates.


LIQUIDITY AND CAPITAL RESOURCES

We have no long-term debt and continue to operate primarily debt-free. Working capital was $40.1 million at June 30, 2000. Our days sales in accounts receivable at June 30, 2000 was 60 compared to 54 days at June 30, 1999. While we believe that the risk with respect to collection of accounts receivable is minimized by the creditworthiness of our customers, primarily banks and other financial institutions, and because of our credit and collection policies, there can be no assurance that we will not encounter collection problems in the future. We attempt to further minimize this risk by performing ongoing credit valuations of our customers and maintaining an allowance for potential credit losses. We believe that our allowance for doubtful accounts and collection policies are adequate.

Capital expenditures for the three months ended June 30, 2000 of $56,000 were primarily to support our existing employees. Capital expenditures for the remainder of fiscal 2001 are expected to be approximately $700,000 and will be used principally for computers and other equipment.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion about our market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. As of June 30, 2000, we did not use derivative financial instruments for speculative or trading purposes.

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

From May 21, 1998 through June 30, 2000, we have applied approximately $1,324,000 of the net proceeds from the initial public offering to working capital. We invested the balance of such net proceeds primarily in money market accounts.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits

            27.1  Financial Data Schedule

        (b) Reports on Form 8-K

            None

                                   SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   ATLANTIC DATA SERVICES, INC.



Date:  August 2, 2000              By: /s/ Robert W. Howe
                                       --------------------------------
                                   Robert W. Howe
                                   Chairman and Chief Executive Officer




Date:  August 2, 2000              By: /s/ Paul K. McGrath
                                       --------------------------------
                                   Paul K. McGrath
                                   Senior Vice President and Chief Financial
                                     Officer (Principal Financial and Accounting
                                     Officer)

                                  EXHIBIT INDEX
                                  -------------

                                                                            Page
                                                                            ----

27.1 - Financial Data Schedule                                               17