Form 10-Q
period 2000-09-30
ATLANTIC DATA SERVICES INC
filed 2000-11-13
CIK 1052773

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended SEPTEMBER 30, 2000

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

As of November 9, 2000, there were 13,009,461 shares of the Registrant's Common Stock, $.01 par value per share, outstanding.

                          ATLANTIC DATA SERVICES, INC.

                                TABLE OF CONTENTS


                                                                                         PAGE
                                                                                         ----
PART I - FINANCIAL INFORMATION

ITEM 1:  Financial Statements

Condensed Consolidated Balance Sheets as of September 30, 2000 (Unaudited)
  and March 31, 2000                                                                       3

Condensed Consolidated Statement of Operations for the Three and Six Months
  Ended September 30, 2000 and 1999 (Unaudited)                                            4

Condensed Consolidated Statement of Cash Flows for the Six Months
 Ended September 30, 2000 and 1999 (Unaudited)                                             5

Notes to Condensed Consolidated Financial Statements                                       6

ITEM 2:  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                             9

ITEM 3:  Quantitative and Qualitative Disclosures about Market Risk                       13


PART II - OTHER INFORMATION

ITEM 2:  Changes in Securities and Use of Proceeds                                        15

ITEM 4:  Submission of Matters to Vote of Security Holders                                15

ITEM 6:  Exhibits and Reports on Form 8-K                                                 16

SIGNATURES                                                                                17

EXHIBIT INDEX                                                                             18


                                     PART I

ITEM 1:  FINANCIAL INFORMATION


                          ATLANTIC DATA SERVICES, INC.

                      Condensed Consolidated Balance Sheets
                      (in thousands, except per share data)

                                                                              September 30,          March 31,
                                                                                  2000                 2000
                                                                              -------------          ---------
                                                                               (Unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                                                   $34,235               $38,347
     Accounts receivable, net of allowances for doubtful accounts of
       $590 at September 30, 2000 and $650 at March 31, 2000                       7,094                 5,514
     Costs and estimated earnings in excess of billings                               82                    --
     Prepaid expenses                                                                174                   103
     Deferred taxes                                                                  695                   845
                                                                                 -------               -------
         Total current assets                                                     42,280                44,809
Long-term investment                                                               3,000                    --
Property and equipment, net                                                          781                   919
Other assets                                                                         352                   387
                                                                                 -------               -------
TOTAL ASSETS                                                                     $46,413               $46,115
                                                                                 =======               =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                            $   835               $   757
     Accrued expenses and other liabilities                                        3,173                 3,997
     Billings in excess of costs and estimated earnings                               --                    42
     Income taxes payable                                                            385                   343
                                                                                 -------               -------
         Total current liabilities                                                 4,393                 5,139
                                                                                 -------               -------
Commitments

Stockholders' equity:
     Preferred stock, $.01 par value, 1,000,000 authorized, no shares
       issued or outstanding                                                          --                    --
     Common stock, $.01 par value, 60,000,000 shares authorized,
       13,121,461 shares issued and 13,009,461 outstanding at
       September 30, 2000 and 13,087,599 shares issued and
       12,975,599 outstanding at March 31, 2000                                      131                   131
     Additional paid-in capital                                                   26,870                26,737
     Retained earnings                                                            15,044                14,133
     Treasury stock (112,000 shares carried at cost)                                 (25)                  (25)
                                                                                 -------               -------
         Total stockholders' equity                                               42,020                40,976
                                                                                 -------               -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $46,413               $46,115
                                                                                 =======               =======

See accompanying Notes to Condensed Consolidated Financial Statements.

                          ATLANTIC DATA SERVICES, INC.

                 Condensed Consolidated Statement of Operations
                      (in thousands, except per share data)
                                   (Unaudited)



                                                          Three Months Ended                      Six Months Ended
                                                             September 30,                         September 30,
                                                       -------------------------             --------------------------
                                                        2000               1999               2000               1999
                                                       ------             ------             ------             -------
Revenues                                              $ 10,467            $  6,789           $19,995            $17,040
Cost of revenues                                         6,783               6,037            13,476             13,617
                                                      --------            --------           -------            -------
Gross profit                                             3,684                 752             6,519              3,423
                                                      --------            --------           -------            -------
Operating expenses:
     Sales and marketing                                 1,294                 721             2,299              1,400
     General and administrative                          1,796               1,812             3,622              3,850
                                                      --------            --------           -------            -------
         Total operating expenses                        3,090               2,533             5,921              5,250
                                                      --------            --------           -------            -------
Income (loss) from operations                              594              (1,781)              598             (1,827)
Interest income, net                                       571                 439             1,107                845
                                                      --------            --------           -------            -------
Income (loss) before provision (credit)
  for income taxes                                       1,165              (1,342)            1,705               (982)
Provision (credit) for income taxes                        544                (537)              794               (381)
                                                      --------            --------           -------            -------
         Net income (loss)                            $    621            $   (805)          $   911            $  (601)
                                                      ========            ========           =======            =======
Basic earnings per share                              $   0.05            $  (0.06)          $  0.07            $ (0.05)
                                                      ========            ========           =======            =======
Diluted earnings per share                            $   0.05            $  (0.06)          $  0.07            $ (0.05)
                                                      ========            ========           =======            =======
Shares used in computing earnings per
  share (basic)                                         12,987              12,907            12,986             12,907
                                                      ========            ========           =======            =======
Shares used in computing earnings per
  share (diluted)                                       13,228              12,907            13,231             12,907
                                                      ========            ========           =======            =======



See accompanying Notes to Condensed Consolidated Financial Statements.

                          ATLANTIC DATA SERVICES, INC.

                 Condensed Consolidated Statement of Cash Flows
                                 (in thousands)
                                   (unaudited)

                                                                              Six Months Ended
                                                                               September 30,
                                                                       ------------------------------
                                                                          2000                 1999
                                                                       ---------             --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                      $    911              $   (601)
Adjustments to reconcile net income to net cash provided by
  operating activities:
     Depreciation and amortization                                          250                   327
     Deferred taxes                                                         150                    --
     Change in assets and liabilities:
         Accounts receivable                                             (1,580)                3,018
         Costs and estimated earnings in excess of billings                 (82)                   --
         Prepaid expenses and other assets                                  (36)                 (792)
         Accounts payable                                                    78                  (254)
         Accrued expenses and other liabilities                            (824)               (1,126)
         Billings in excess of costs and estimated earnings                 (42)                   --
         Federal and state income taxes                                      42                  (417)
                                                                       --------              --------
Net cash provided by (used in) operating activities                      (1,133)                  155
                                                                       --------              --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Long-term investment                                                     (3,000)
Purchase of property and equipment                                         (112)                 (177)
                                                                       --------              --------
Net cash provided by (used in) investing activities                      (3,112)                 (177)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments under capital lease obligation                            --                   (11)
Proceeds from exercise of stock options under stock option and
  employee stock purchase plans                                             133                   112
                                                                       --------              --------
Net cash provided by financing activities                                   133                   101
                                                                       --------              --------
Net increase (decrease) in cash and cash equivalents                     (4,112)                   79

Cash and cash equivalents, beginning of period                           38,347                37,326
                                                                       --------              --------
Cash and cash equivalents, end of period                               $ 34,235              $ 37,405
                                                                       ========              ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
     Taxes                                                             $    735              $    776
                                                                       ========              ========

See accompanying Notes to Condensed Consolidated Financial Statements.

                          ATLANTIC DATA SERVICES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                               September 30, 2000

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by Atlantic Data Services, Inc. (the "Company") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for future periods of the full fiscal year. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes included in the Company's Annual Report on Form 10-K for the year ended March 31, 2000.

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

Revenue on fixed price contracts is recognized using the percentage of completion method of accounting and is adjusted monthly for the cumulative impact of any revision in estimates. The Company determines the percentage of its contracts by comparing costs incurred to date to total estimated costs. Contract costs include all direct labor and expenses related to the contract performance. An asset, "Costs and estimated earnings in excess of billings," represents revenues recognized in excess of amounts billed. The liability, "Billings in excess of costs and estimated earnings," represents billings in excess of revenues recognized.

Included in revenues are reimbursable contract-related travel and entertainment expenses, which are separately billed to clients.

Earnings Per Share

The Company follows Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("FAS 128"). FAS 128 requires the presentation of two amounts, basic earnings per share and diluted earnings per share.

3.  EARNINGS PER SHARE

The following table sets forth the computation of basic earnings per share and diluted earnings per share for the three and six months ended September 30, 2000 and 1999:

                                                                             Three Months Ended
                                                                                September 30,
                                                                         ---------------------------
                                                                          2000                 1999
                                                                         ------               ------
                                                                            (in thousands, except
                                                                               per share data)
Numerator:
Net income (numerator for basic earnings per share and
  diluted earnings per share)                                           $    621             $    (805)
                                                                        --------             ---------

Denominator:
Denominator for basic earnings per share - weighted average
  shares                                                                  12,987                12,907
Effect of dilutive securities:
     Employee stock options                                                  241                    --
                                                                        --------             ---------
         Denominator for diluted earnings per share - adjusted
           weighted average and assumed conversions                       13,228                12,907
                                                                        --------             ---------

Basic earnings per share                                                $   0.05             $   (0.06)
                                                                        ========             =========

Diluted earnings per share                                              $   0.05             $   (0.06)
                                                                        ========             =========


                                                                             Six Months Ended
                                                                               September 30,
                                                                      -------------------------------
                                                                         2000                  1999
                                                                        ------                ------
                                                                            (in thousands, except
                                                                               per share data)
Numerator:
Net income (numerator for basic earnings per share and
  diluted earnings per share)                                           $    911             $    (601)
                                                                        --------             ---------

Denominator:
Denominator for basic earnings per share - weighted average
  shares                                                                  12,986                12,907
Effect of dilutive securities:
     Employee stock options                                                  245                    --
                                                                        --------             ---------
         Denominator for diluted earnings per share - adjusted
           weighted average and assumed conversions                       13,231                12,907
                                                                        --------             ---------

Basic earnings per share                                                $   0.07             $   (0.05)
                                                                        ========             =========

Diluted earnings per share                                              $   0.07             $   (0.05)
                                                                        ========             =========


In addition, as of September 30, 2000, there were options outstanding to purchase 1,846,875 shares that are potentially dilutive.

4.  MAJOR CUSTOMERS

The nature of the Company's services results in the Company deriving significant amounts of revenue from certain customers in a particular period. For the quarter ended September 30, 2000, two customers accounted for 27.1% and 14.9% of the Company's revenues. For the quarter ended September 30, 1999, two customers accounted for 32.6% and 11.5% of the Company's revenues.

5.  LONG-TERM INVESTMENT

During the quarter ended September 30, 2000, we made a $3 million preferred stock investment, representing a minority interest, in S2 Systems, Inc., a software solution provider in the banking and diversified financial services markets.

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

Our revenues are derived primarily from professional fees billed to customers on a time and materials basis, or, in certain instances, on a fixed price basis. Included in revenues are reimbursable contract-related travel and entertainment expenses, which are separately billed to customers. Substantially all of our contracts, other than fixed price contracts, are terminable by the customer following limited notice and without significant penalty to the customer. Revenues from fixed price contracts represented approximately 3.1% and 0% of our revenues for the quarters ended September 30, 2000 and 1999, respectively.

We have derived, and expect to continue to derive, a significant portion of our revenues from a relatively limited number of customers. Revenues from our five largest customers for the quarters ended September 30, 2000 and 1999 were 69.7% and 66.1%, respectively, as a percentage of revenues. For the quarter ended September 30, 2000, FleetBoston Financial Corporation, Citizens Banking Corporation, Corillian Corp., Brokat Financial and NBT Bancorp accounted for approximately 27.1%, 14.9%, 9.8%, 9.0% and 8.9%, respectively, of revenues. For the quarter ended September 30, 1999, FleetBoston Financial Corporation, Corillian Corp., Bank of Hawaii, UST Data Services, Inc. and SunTrust Services Corporation accounted for approximately 32.6%, 11.5%, 8.4%, 7.2% and 6.3%, respectively, of revenues.

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

OUTLOOK

Fiscal year 2001 continues to be a transition year for ADS and, due to the impending completion of several conversion and consolidation projects, we currently expect revenue in the third quarter of fiscal year 2001 to be in the range of $8 million to $10 million. At these revenue levels, we currently expect that net income (loss) would be in the range of $(.03) to $.03 per share. We intend to address this revenue shortfall through a number of actions, including continued investment in our practice areas, the roll out of our practice offerings, and infrastructure changes. We also will continue to focus our recruitment and employment practices on attracting and retaining professionals who are highly skilled in leading edge technologies.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

This Report on Form 10-Q includes forward-looking statements which are made pursuant to the safe-harbor of the Private Securities Litigation Reform Act of 1995. You can identify these forward-looking statements when you see us using words such as "expect," "anticipate," "believe," "intend," "may," "predict," and other similar expressions. These forward-looking statements cover, among other items: events, conditions and financial trends that may effect the Company's future plans of operation, business strategy, growth of operations and financial position, including statements relating to our revenue and net income (loss) projections for the third quarter, sources of revenues, timing of revenues, potential revenue shortfalls, capital expenditures, levels of professional staff, investment in our practice areas and recruitment practices, and sufficiency of cash and cash equivalent balances and the Year 2000 issue. Forward-looking statements are not guarantees of future performance and are necessarily subject to a number of risks and uncertainties, some of which are beyond our control. Actual results could differ materially from those anticipated as a result of any of the following factors:

* variations in our revenues and operating results which could cause our results of operations to be below the expectations of public market analysts and investors;
*  our dependence on the financial services industry;
* the concentration of our revenues from a relatively limited number of customers;
*  the loss of a significant customer;
*  our dependence on key personnel;
* the availability of professional staff as our business involves the delivery of professional services which is labor-intensive;
* competition from other companies in the information technology and systems integration market;
* rapid technological change and our ability to develop information technology solutions that keep pace with such changes;
*  our potential for contract liability;
*  the risks associated with fixed price contracts; and
*  equity control by management.

Because of these risks and uncertainties, the forward-looking events discussed in this Report might not transpire.

VARIABILITY OF QUARTERLY OPERATING RESULTS

Variations in our revenues and operating results have occurred from quarter to quarter and may continue to occur as a result of a number of factors. Quarterly revenues and operating results can depend on:

* the number, size and scope of customer projects commenced and completed during a quarter;
*  changes in employee utilization rates;
*  changes in average billing rates;
*  the number of working days in a quarter;
* the timing of introduction of new service offerings, both by us and our competitors;
*  changes in pricing, both by us and our competitors;
*  loss of a significant customer;
*  loss of key personnel;
*  other factors that adversely impact the financial services industry; and
*  general economic conditions.

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

QUARTER ENDED SEPTEMBER 30, 2000 COMPARED TO QUARTER ENDED SEPTEMBER 30, 1999

REVENUES

Revenues increased 54.2% for the quarter ended September 30, 2000 over the quarter ended September 30, 1999, from $6.8 million to $10.5 million. This increase was predominantly due to an increase in volume of services delivered to customers, as well as increased utilization rates.

COST OF REVENUES

Cost of revenues increased 12.4% to $6.8 million from $6.0 million for the quarter ended September 30, 2000 compared to the quarter ended September 30, 1999, representing 64.8% and 88.9%, respectively, of revenues in each quarter. The dollar increase in cost of revenues was primarily due to increased travel expenses related to additional business activity. The decrease in cost of revenues as a percentage of revenue is due to an increase in utilization rates.

SALES AND MARKETING

Sales and marketing expenses increased 79.5% to $1.3 million from $.7 million for the quarter ended September 30, 2000 compared to the quarter ended September 30, 1999, representing 12.4% and 10.6% of revenues, respectively. This increase resulted primarily from an increase in our sales and marketing group from 14 employees at September 30, 1999 to 23 employees at September 30, 2000, increased investments in marketing initiatives and travel related expenses for the group.

GENERAL AND ADMINISTRATIVE

General and administrative expenses remained at $1.8 million for the quarter ended September 30, 2000 and 1999, representing 17.2% and 26.7% of revenues, respectively. The percentage change is due to increased revenues.

INTEREST INCOME, NET

Interest income, net increased $132,000 from $439,000 for the quarter ended September 30, 1999 to $571,000 for the quarter ended September 30, 2000. This increase was principally due to interest rate increases.

PROVISION FOR INCOME TAXES

The provision for income taxes increased $1.1 million to $544,000 from a credit of $(537,000) for the quarter ended September 30, 2000 compared to the quarter ended September 30, 1999, resulting in effective tax rates of 46.7% and (40.0)%, respectively. The increase in the effective tax rate percentage is primarily due to permanent differences relating to meals and entertainment expenses. Our rate may vary from period to period based on doing business in areas with varying state and local statutory income tax rates and based on our levels of profitability.

SIX MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

REVENUES

Revenues increased 17.3% for the six months ended September 30, 2000 over the six months ended September 30, 1999, from $17.0 million to $20.0 million. This increase was predominantly due to an increase in volume of services delivered to customers, as well as increased utilization rates.

COST OF REVENUES

Cost of revenues decreased 1.0% to $13.5 million from $13.6 million for the six months ended September 30, 2000 compared to the six months ended September 30, 1999, representing 67.4% and 79.9%, respectively, of revenues in each period. The dollar decrease in cost of revenues was primarily due to a decrease in billable personnel from 178 at September 30, 1999 to 162 at September 30, 2000, partially offset by an increase in travel expenses related to additional business activity. The decrease in cost of revenues as a percentage of revenues is due to an increase in utilization rates.

SALES AND MARKETING

Sales and marketing expenses increased 64.2% to $2.3 million from $1.4 million for the six months ended September 30, 2000 compared to the six months ended September 30, 1999, representing 11.5% and 8.2% of revenues, respectively. This increase resulted primarily from an increase in our sales and marketing group from 14 employees at September 30, 1999 to 23 employees at September 30, 2000, increased investments in marketing initiatives and travel related expenses for the group.

GENERAL AND ADMINISTRATIVE

General and administrative expenses decreased 5.9% to $3.6 million from $3.9 million for the six months ended September 30, 2000 and the six months ended September 30, 1999, representing 18.1% and 22.6% of revenues, respectively. The dollar decrease is primarily due to decreases in compensation expense, the percentage change is primarily due to increased revenues.

INTEREST INCOME, NET

Interest income, net increased $262,000 from $845,000 for the six months ended September 30, 1999 to $1.1 million for the six months ended September 30, 2000. This increase was principally due to interest rate increases.

PROVISION FOR INCOME TAXES

The provision for income taxes increased $1.2 million to $794,000 from a credit of $(381,000) for the six months ended September 30, 2000 compared to the six months ended September 30, 1999, resulting in effective tax rates of 46.6% and (38.7)%, respectively. The increase in the effective tax rate percentage is primarily due to permanent differences relating to meals and entertainment expenses. Our rate may vary from period to period based on doing business in areas with varying state and local statutory income tax rates and based on our levels of profitability.

LIQUIDITY AND CAPITAL RESOURCES

We have no long-term debt and continue to operate primarily debt-free. Working capital was $37.9 million at September 30, 2000. Our days sales in accounts receivable at September 30, 2000 was 62 compared to 53 days at September 30, 1999. While we believe that the risk with respect to collection of accounts receivable is minimized by the creditworthiness of our customers, primarily banks and other financial institutions, and because of our credit and collection policies, there can be no assurance that we will not encounter collection problems in the future. We attempt to further minimize this risk by performing ongoing credit valuations of our customers and maintaining an allowance for potential credit losses. We believe that our allowance for doubtful accounts and collection policies are adequate.

Capital expenditures for the six months ended September 30, 2000 of $112,000 were primarily to support our existing employees. Capital expenditures for the remainder of fiscal 2001 are expected to be approximately $600,000 and will be used principally for computers and other equipment.

We expect that existing cash and cash equivalent balances, together with cash provided from operations, will be sufficient to meet the Company's working capital and capital expenditure requirements for at least the next twelve months.

To date, inflation has not had a material impact on the Company's financial results.

LONG-TERM INVESTMENT

During the quarter ended September 30, 2000, we made a $3 million preferred stock investment, representing a minority interest, in S2 Systems, Inc., a software solution provider in the banking and diversified financial services markets.

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

We have expensed all costs to address the Year 2000 date change, which were not material.


ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion about our market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. As of September 30, 2000, we did not use derivative financial instruments for speculative or trading purposes.

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

                                     PART II

                                OTHER INFORMATION

ITEM 2:  CHANGES IN SECURITIES AND USE OF PROCEEDS

         (d)  Use of Proceeds

On May 22, 1998, we commenced an initial public offering of 2,500,000 shares of common stock pursuant to our final prospectus dated May 22, 1998. As part of the initial public offering, certain stockholders of ADS granted the several underwriters, for whom BancAmerica Robertson Stephens, BT Alex Brown and Adams, Harkness & Hill, Inc., acted as representatives, an overallotment option to purchase up to an additional 375,000 shares of common stock, which was exercised on June 22, 1998.

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

From May 21, 1998 through September 30, 2000, we have applied approximately $4,380,000 of the net proceeds from the initial public offering to working capital. We invested the balance of such net proceeds primarily in money market accounts.


ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of Stockholders was held on July 27, 2000. Holders of an aggregate of 12,906,391 shares at the close of business on June 21, 2000 were entitled to vote at the meeting. At such meeting, the Company's stockholders voted as follows:

Proposal 1. To elect two directors to Class II of the Company's Board of Directors, each to serve for a term of three years or until his successor is elected and qualified.

                                                       Total Vote
                                   Total Vote           Withheld
                                    for Each            for Each                                 Broker
       Director Name                Nominee              Nominee           Abstentions          Non-Votes
       -------------               ----------          -----------         -----------          ---------
William H. Gallagher              11,950,664            63,999                N/A                 N/A

Lee M. Kennedy                    11,950,664            63,999                N/A                 N/A

Messrs. George F. Raymond and Robert W. Howe will continue to hold office until the 2001 Annual Meeting of Stockholders or until their successors have been duly elected and qualified or until their earliest resignation or removal. Messrs. David C. Hodgson and Richard D. Driscoll will continue to hold office until the 2002 Annual Meeting of Stockholders or until their successors have been duly elected and qualified or until their earlier resignation or removal.

Proposal 2. To ratify the selection of the firm of PricewaterhouseCoopers LLP, independent public accountants, as auditors for the fiscal year ending March 31, 2001.

      Total Vote for               Total Vote Against             Abstentions for
        Proposal 2                     Proposal 2                    Proposal 2                 Broker Non-Votes
      --------------               -----------------              ---------------               ----------------
       11,958,944                        53,746                        1,973                         N/A


ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

             27.1  Financial Data Schedule

         (b) Reports on Form 8-K

             None

                                   SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      ATLANTIC DATA SERVICES, INC.




Date:  November 13, 2000              By: /s/ Robert W. Howe
                                         ------------------------------------
                                         Robert W. Howe
                                         Chairman and Chief Executive Officer



Date:  November 13, 2000              By: /s/ Paul K. McGrath
                                         ------------------------------------
                                         Paul K. McGrath
                                         Senior Vice President and Chief
                                          Financial Officer (Principal
                                          Financial and Accounting Officer)

                                  EXHIBIT INDEX

                                                                         Page
                                                                         ----
27.1 - Financial Data Schedule                                            19