Form 10-Q
period 2000-12-31
ATLANTIC DATA SERVICES INC
filed 2001-02-13
CIK 1052773

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q
                                    ---------


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended DECEMBER 31, 2000

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of January 31, 2001, there were 13,009,461 shares of the Registrant's Common Stock, $.01 par value per share, outstanding.

                          ATLANTIC DATA SERVICES, INC.

                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

ITEM 1:  Financial Statements

Condensed Consolidated Balance Sheets as of December 31, 2000 (Unaudited)
  and March 31, 2000                                                         3

Condensed Consolidated Statement of Operations for the Three and Nine
  Months Ended December 31, 2000 and 1999 (Unaudited)                        4

Condensed Consolidated Statement of Cash Flows for the Nine
  Months Ended December 31, 2000 and 1999 (Unaudited)                        5

Notes to Condensed Consolidated Financial Statements                         6

ITEM 2:  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           9

ITEM 3:  Quantitative and Qualitative Disclosures about Market Risk         14


PART II - OTHER INFORMATION

ITEM 2:  Changes in Securities and Use of Proceeds                          15

ITEM 6:  Exhibits and Reports on Form 8-K                                   15


SIGNATURES                                                                  16

                                     PART I

ITEM 1:  FINANCIAL INFORMATION


                          ATLANTIC DATA SERVICES, INC.
                      Condensed Consolidated Balance Sheets
                      (in thousands, except per share data)

                                                                           December 31,      March 31,
                                                                               2000            2000
                                                                           ------------      ---------
                                                                            (Unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                                               $ 38,957         $ 38,347
     Accounts receivable, net of allowances for doubtful accounts of
       $376 at December 31, 2000 and $650 at March 31, 2000                     2,705            5,514
     Prepaid expenses                                                             125              103
     Deferred taxes                                                               536              845
                                                                             --------         --------
         Total current assets                                                  42,323           44,809
Long-term investment                                                            3,000               --
Property and equipment, net                                                       772              919
Other assets                                                                      337              387
                                                                             --------         --------
TOTAL ASSETS                                                                 $ 46,432         $ 46,115
                                                                             ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                        $    871         $    757
     Accrued expenses and other liabilities                                     2,901            3,997
     Billings in excess of costs and estimated earnings                           192               42
     Income taxes payable                                                         336              343
                                                                             --------         --------
         Total current liabilities                                              4,300            5,139
                                                                             --------         --------

Commitments

Stockholders' equity:
     Preferred stock, $.01 par value, 1,000,000 authorized, no shares
       issued or outstanding                                                       --               --
     Common stock, $.01 par value, 60,000,000 shares authorized,
       13,121,461 shares issued and 13,009,461 outstanding at
       December 31, 2000 and 13,087,599 shares issued and
       12,975,599 outstanding at March 31, 2000                                   131              131
     Additional paid-in capital                                                26,870           26,737
     Retained earnings                                                         15,156           14,133
     Treasury stock (112,000 shares carried at cost)                              (25)             (25)
                                                                             --------         --------
         Total stockholders' equity                                            42,132           40,976
                                                                             --------         --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $ 46,432         $ 46,115
                                                                             ========         ========


See accompanying Notes to Condensed Consolidated Financial Statements.

                          ATLANTIC DATA SERVICES, INC.

                 Condensed Consolidated Statement of Operations
                      (in thousands, except per share data)
                                   (Unaudited)

                                                  Three Months Ended                Nine Months Ended
                                                       December 31,                     December 31,
                                               -------------------------         ------------------------
                                                 2000             1999             2000            1999
                                               --------         --------         --------        --------
Revenues                                       $  8,223         $  8,111         $ 28,218        $ 25,151
Cost of revenues                                  5,605            5,902           19,081          19,518
                                               --------         --------         --------        --------
Gross profit                                      2,618            2,209            9,137           5,633
                                               --------         --------         --------        --------
Operating expenses:
     Sales and marketing                          1,318              888            3,617           2,288
     General and administrative                   1,607            1,788            5,229           5,639
                                               --------         --------         --------        --------
         Total operating expenses                 2,925            2,676            8,846           7,927
                                               --------         --------         --------        --------
Income (loss) from operations                      (307)            (467)             291          (2,294)
Interest income, net                                545              452            1,652           1,297
                                               --------         --------         --------        --------
Income (loss) before provision (credit)
  for income taxes                                  238              (15)           1,943            (997)
Provision (credit) for income taxes                 126               (6)             920            (387)
                                               --------         --------         --------        --------
         Net income (loss)                     $    112         $     (9)        $  1,023        $   (610)
                                               ========         ========         ========        ========

Basic earnings per share                       $   0.01         $   --           $   0.08        $  (0.05)
                                               ========         ========         ========        ========

Diluted earnings per share                     $   0.01         $   --           $   0.08        $  (0.05)
                                               ========         ========         ========        ========

Shares used in computing earnings per
  share (basic)                                  13,009           12,943           12,981          12,906
                                               ========         ========         ========        ========

Shares used in computing earnings per
  share (diluted)                                13,183           12,943           13,202          12,906
                                               ========         ========         ========        ========


See accompanying Notes to Condensed Consolidated Financial Statements.

                          ATLANTIC DATA SERVICES, INC.

                 Condensed Consolidated Statement of Cash Flows
                                 (in thousands)
                                   (unaudited)

                                                                         Nine Months Ended
                                                                             December 31,
                                                                      -------------------------
                                                                        2000             1999
                                                                      --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                     $  1,023         $   (610)
Adjustments to reconcile net income to net cash provided by
  operating activities:
     Depreciation and amortization                                         388              496
     Deferred taxes                                                        309             --
     Tax benefit from exercise of stock options                           --                  1
     Change in assets and liabilities:
         Accounts receivable                                             2,809            3,744
         Prepaid expenses and other assets                                  28             (952)
         Accounts payable                                                  114             (599)
         Accrued expenses and other liabilities                         (1,096)            (976)
         Billings in excess of costs and estimated earnings                150             --
         Federal and state income taxes                                     (7)            (417)
                                                                      --------         --------
Net cash provided by (used in) operating activities                      3,718              687
                                                                      --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Long-term investment                                                    (3,000)            --
Purchase of property and equipment                                        (241)            (206)
                                                                      --------         --------
Net cash provided by (used in) operating activities                     (3,241)            (206)
                                                                      --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments under capital lease obligation                         --                (13)
Proceeds from exercise of stock options under stock option and
  employee stock purchase plans                                            133              112
                                                                      --------         --------
Net cash provided by financing activities                                  133               99
                                                                      --------         --------

Net increase (decrease) in cash and cash equivalents                       610              580

Cash and cash equivalents, beginning of period                          38,347           37,326
                                                                      --------         --------

Cash and cash equivalents, end of period                              $ 38,957         $ 37,906
                                                                      ========         ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
     Taxes                                                            $    750         $    806
                                                                      ========         ========


See accompanying Notes to Condensed Consolidated Financial Statements.

                          ATLANTIC DATA SERVICES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                December 31, 2000

1.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by Atlantic Data Services, Inc. (the "Company") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended December 31, 2000 are not necessarily indicative of the results that may be expected for future periods of the full fiscal year. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes included in the Company's Annual Report on Form 10-K for the year ended March 31, 2000.

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

3.   EARNINGS PER SHARE

The following table sets forth the computation of basic earnings per share and diluted earnings per share for the three and nine months ended December 31, 2000 and 1999:

                                                                        Three Months Ended
                                                                            December 31,
                                                                      ------------------------
                                                                        2000            1999
                                                                      --------        --------
                                                                       (in thousands, except
                                                                           per share data)
Numerator:
Net income (loss) (numerator for basic earnings per share and
  diluted earnings per share)                                         $    112        $     (9)
                                                                      --------        --------
Denominator:
Denominator for basic earnings per share - weighted average
  shares                                                                13,009          12,943
Effect of dilutive securities:
     Employee stock options                                                174            --
                                                                      --------        --------
         Denominator for diluted earnings per share - adjusted
           weighted average and assumed conversions                     13,183          12,943
                                                                      --------        --------

Basic earnings per share                                              $   0.01        $   --
                                                                      ========        ========

Diluted earnings per share                                            $   0.01        $   --
                                                                      ========        ========

                                                                         Nine months Ended
                                                                            December 31,
                                                                      ------------------------
                                                                        2000            1999
                                                                      --------        --------
                                                                        (in thousands, except
                                                                           per share data)
Numerator:
Net income (loss) (numerator for basic earnings per share and
  diluted earnings per share)                                         $  1,023        $   (610)
                                                                      --------        --------
Denominator:
Denominator for basic earnings per share - weighted average
  shares                                                                12,981          12,906
Effect of dilutive securities:
     Employee stock options                                                221            --
                                                                      --------        --------
         Denominator for diluted earnings per share - adjusted
           weighted average and assumed conversions                     13,202          12,906
                                                                      --------        --------

Basic earnings per share                                              $   0.08        $  (0.05)
                                                                      ========        ========

Diluted earnings per share                                            $   0.08        $  (0.05)
                                                                      ========        ========

In addition, as of December 31, 2000, there were options outstanding to purchase 2,264,875 shares that are potentially dilutive.

4.   MAJOR CUSTOMERS

The nature of the Company's services results in the Company deriving significant amounts of revenue from certain customers in a particular period. For the quarter ended December 31, 2000, two customers accounted for 22.8% and 12.7% of the Company's revenues. For the quarter ended December 31, 1999, two customers accounted for 25.6% and 22.0% of the Company's revenues.

5.   LONG-TERM INVESTMENT

On September 8, 2000, the Company made a $3 million preferred stock investment, representing a minority interest, in S2 Systems, Inc., a software solution provider in the banking and diversified financial services markets.

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

Our revenues are derived primarily from professional fees billed to customers on a time and materials basis or, in certain instances, on a fixed price basis. Included in revenues are reimbursable contract-related travel and entertainment expenses which are separately billed to clients. Substantially all of our contracts, other than fixed price contracts, are terminable by the customer following limited notice and without significant penalty to the customer. Revenues from fixed price contracts represented approximately 11.1% and 0.0% of our revenues for the quarters ended December 31, 2000 and 1999, respectively.

We have derived, and expect to continue to derive, a significant portion of our revenues from a relatively limited number of customers. Revenues from our five largest customers for the quarters ended December 31, 2000 and 1999 were 69.3% and 70.6%, respectively, as a percentage of revenues. For the quarter ended December 31, 2000, FleetBoston Financial Corporation, Citizens Banking Corporation, Corillian Corporation, NBT Bancorp, Inc. and Brokat Financial Systems accounted for approximately 22.8%, 12.7%, 12.2%, 11.3% and 10.4%, respectively, of revenues. For the quarter ended December 31, 1999, FleetBoston Financial Corporation, Citizens Banking Corporation, Bank of Hawaii, Hudson United Bancorp, Inc. and UST Data Services accounted for approximately 25.6%, 22.0%, 8.4%, 8.1% and 6.4%, respectively, of revenues.

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

OUTLOOK

Fiscal year 2001 continues to be a transition year for ADS and, in light of that continuing transition and the general economic uncertainty, we expect revenue in the fourth quarter of fiscal year 2001 to be in the range of $7 million to $8 million. At these revenue levels, we currently expect that net income (loss) would be in the range of $.02 to $(.02) per share exclusive of the restructuring charge discussed below. On January 24, 2001 we reduced our headcount by 26 positions (approximately 14%) across the Company, which will result in a pretax restructuring charge in our fourth fiscal quarter of approximately $350,000. We believe this action will better align our capacity with current market demand and will enable us to better meet our customers' needs.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

This Report on Form 10-Q includes forward-looking statements which are made pursuant to the safe-harbor of the Private Securities Litigation Reform Act of 1995. You can identify these forward-looking statements when you see us using words such as "expect," "anticipate," "believe," "intend," "may," "predict," and other similar expressions. These forward-looking statements cover, among other items: events, conditions and financial trends that may effect the Company's future plans of operation, business strategy, growth of operations and financial position, including statements relating to our revenue and net income (loss) projections for the fourth quarter, sources of revenues, timing of revenues, capital expenditures, levels of professional staff, sufficiency of cash and cash equivalent balances, and the Year 2000 issue. Forward-looking statements are not guarantees of future performance and are necessarily subject to a number of risks and uncertainties, some of which are beyond our control. Actual results could differ materially from those anticipated as a result of any of the following factors:

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

QUARTER ENDED DECEMBER 31, 2000 COMPARED TO QUARTER ENDED DECEMBER 31, 1999

Revenues

Revenues increased 1.4% for the quarter ended December 31, 2000 over the quarter ended December 31, 1999, from $8.1 million to $8.2 million. This increase was due to a 10% increase in the average billing rate from $114 for the quarter ended December 31, 1999 to $128 for the quarter ended December 31, 2000, offset by an approximate 10% decrease in the number of billable hours for the quarter ended December 31, 2000 versus the quarter ended December 31, 1999.

Cost of Revenues

Cost of revenues decreased 5.0% to $5.6 million from $5.9 million for the quarter ended December 31, 2000 compared to the quarter ended December 31, 1999, representing 68.2% and 72.8%, respectively, of revenues in each quarter. The dollar decrease in cost of revenues was primarily due to a decrease in the average number of billable personnel from 174 for the quarter ended December 31, 1999 to 150 for the quarter ended December 31, 2000. The decrease in cost of revenues as a percentage of revenues is due to the aforementioned increase in the average billing rate and increased utilization rates.

Sales and Marketing

Sales and marketing expenses increased 48.4% to $1.3 million from $0.9 million for the quarter ended December 31, 2000 compared to the quarter ended December 31, 1999, representing 16.1% and 10.9% of revenues, respectively. This increase resulted primarily from an increase in our sales and marketing group from 15 employees at December 31, 1999 to 28 employees at December 31, 2000, increased investments in marketing initiatives and travel related expenses for the group.

General and Administrative

General and administrative expenses decreased 10.1% to $1.6 million from $1.8 million for the quarter ended December 31, 2000 and 1999, representing 19.5% and 22.0% of revenues, respectively. The dollar and percentage decreases are principally due to decreased compensation expense.

Interest Income, Net

Interest income, net increased $93,000 from $452,000 for the quarter ended December 31, 1999 to $545,000 for the quarter ended December 31, 2000. This increase was principally due to interest rate increases.

Provision (Credit) for Income Taxes

The provision (credit) for income taxes increased $132,000 to $126,000 from a credit of $(6,000) for the quarter ended December 31, 2000 compared to the quarter ended December 31, 1999, resulting in effective tax rates of 52.9% and (40.0)%, respectively. The increase in the effective tax rate percentage is primarily due to permanent differences relating to meals and entertainment expenses. Our effective tax rate may vary from period to period depending on states in which we do business due to varying state and local statutory income tax rates and depending on our levels of profitability.

NINE MONTHS ENDED DECEMBER 31, 2000 AND 1999

Revenues

Revenues increased 12.2% for the nine months ended December 31, 2000 over the nine months ended December 31, 1999, from $25.2 million to $28.2 million. This increase was predominately due to a 3% increase in the volume of services delivered to customers, a 6% increase in the average billing rate from $112 for the nine months ended December 31, 1999 to $119 for the nine months ended December 31, 2000, and an increase in revenue related to reimbursable expenses of approximately $1.0 million.

Cost of Revenues

Cost of revenues decreased 2.2% to $19.1 million from $19.5 million for the nine months ended December 31, 2000 compared to the nine months ended December 31, 1999, representing 67.7% and 77.6%, respectively, of revenues in each period. The dollar decrease in cost of revenues was primarily due to a decrease in the average number of billable personnel from 195 for the nine months ended December 31, 1999 to 160 for the nine months ended December 31, 2000, partially offset by an increase in travel expenses related to additional business activity. The decrease in cost of revenues as a percentage of revenues is due to the aforementioned increase in the average billing rate and an increase in utilization rates.

Sales and Marketing

Sales and marketing expenses increased 58.1% to $3.6 million from $2.3 million for the nine months ended December 31, 2000 compared to the nine months ended December 31, 1999, representing 12.8% and 9.1% of revenues, respectively. This increase resulted primarily from an increase in the average number of people in our sales and marketing group from 10 employees for the nine months ended December 31, 1999 to 17 employees for the nine months ended December 31, 2000, increased investments in marketing initiatives and travel related expenses for the group.

General and Administrative

General and administrative expenses decreased 7.3% to $5.2 million from $5.6 million for the nine months ended December 31, 2000 compared to the nine months ended December 31, 1999, representing 18.5% and 22.4% of revenues, respectively. The dollar decrease is primarily due to decreases in compensation expense; the percentage decrease is primarily due to increased revenues.

Interest Income, Net

Interest income, net increased $355,000 from $1.3 million for the nine months ended December 31, 1999 to $1.7 million for the nine months ended December 31, 2000. This increase was principally due to the interest rate increases.

Provision (Credit) for Income Taxes

The provision (credit) for income taxes increased $1.3 million to $920,000 from $(387,000) for the nine months ended December 31, 2000 compared to the nine months ended December 31, 1999, resulting in effective tax rates of 47.3% and (38.8)%, respectively. The increase in the effective tax rate percentage is primarily due to permanent differences relating to meals and entertainment expenses. Our effective tax rate may vary from period to period depending on the states in which we do business due to varying state and local statutory income tax rates and depending on our levels of profitability.

LIQUIDITY AND CAPITAL RESOURCES

We have no long-term debt and continue to operate debt-free. Working capital was $38.0 million at December 31, 2000. Our days sales in accounts receivable at December 31, 2000 was 30 compared to 37 days at December 31, 1999. While we believe that the risk with respect to collection of accounts receivable is minimized by the creditworthiness of our customers, primarily banks and other financial institutions, and our credit and collection policies, there can be no assurance that we will not encounter collection problems in the future. We attempt to further minimize this risk by performing ongoing credit valuations of our customers and maintaining an allowance for potential credit losses. We believe that our allowance for doubtful accounts and collection policies are adequate.

Capital expenditures for the nine months ended December 31, 2000 of $241,000 were primarily to support our existing employees. Capital expenditures for the remainder of fiscal 2001 are expected to be approximately $150,000 and will be used principally for the purchase of computers and other equipment.

We expect that existing cash and cash equivalent balances, together with cash provided from operations, will be sufficient to meet the Company's working capital and capital expenditure requirements for at least the next twelve months.

To date, inflation has not had a material impact on the Company's financial results.

LONG-TERM INVESTMENT

On September 8, 2000, we made a $3 million preferred stock investment, representing a minority interest, in S2 Systems, Inc., a software solution provider in the banking and diversified financial services markets.

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

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion about our market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. As of December 31, 2000, we did not use derivative financial instruments for speculative or trading purposes.

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

The aggregate amount of expenses incurred by us through March 31, 2000 in connection with the issuance and distribution of the shares of common stock offered and sold in the initial public offering were approximately $3,084,000, including $2,275,000 in underwriting discounts and approximately $809,000 in other expenses. Since March 31, 2000, no further expenses have been incurred.

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

From May 21, 1998 through December 31, 2000, we have applied approximately $4,509,000 of the net proceeds from the initial public offering to working capital. We invested the balance of such net proceeds primarily in money market accounts.


ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits

               None.

         (b)   Reports on Form 8-K

               None.

                                   SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   ATLANTIC DATA SERVICES, INC.




Date:  February 12, 2001               By: /s/ Robert W. Howe
                                       -----------------------------------------
                                       Robert W. Howe
                                       Chairman and Chief Executive Officer




Date:  February 12, 2001               By: /s/ Paul K. McGrath
                                       -----------------------------------------
                                       Paul K. McGrath
                                       Senior Vice President and Chief Financial
                                         Officer (Principal Financial and
                                         Accounting Officer)