Form 10-K405
period 2001-03-31
ATLANTIC DATA SERVICES INC
filed 2001-06-25
CIK 1052773

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the Fiscal Year Ended MARCH 31, 2001   OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ________ to ________.

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the Company was approximately $10,542,158 on June 1, 2001 based on the last reported sale price of the Company's Common Stock on the Nasdaq National Market on June 1, 2001 of $2.4000 per share. There were 13,023,126 shares of Common Stock issued and outstanding as of June 1, 2001

DOCUMENTS INCORPORATED BY REFERENCE - The Registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended March 31, 2001. Portions of such proxy statement are incorporated by reference into Part III of this report.

                          ATLANTIC DATA SERVICES, INC.

                           ANNUAL REPORT ON FORM 10-K
                    FOR THIS FISCAL YEAR ENDED MARCH 31, 2001

                           FORWARD LOOKING STATEMENTS

This Report includes forward-looking statements, which are made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. You can identify these forward-looking statements when you see us using words such as "expect," "anticipate," "believe," "intend," "may," "predict," and other similar expressions. These forward-looking statements cover, among other items: events, conditions and financial trends that may affect the Company's future plans of operation, business strategy, growth of operations and financial position, including statements regarding revenue and earnings or loss per share projections, variability of revenues and operating results, intended capital expenditures, adequacy of capital resources, dependence on the financial services industry, intentions regarding potential acquisitions, dependence upon a limited number of customers, potential litigation, increased competition, the effects of deregulation and consolidation in the financial services industry, sales and marketing expenses, decreased utilization rates, liquidity expectations, variability in revenues from our practice areas and interest rate risks. Any forward-looking statements are not guarantees of future performance and are necessarily subject to a number of risks and uncertainties, some of which are beyond our control. Because of these risks and uncertainties, the forward-looking events discussed in this Report might not transpire.

                                     PART I

ITEM 1: BUSINESS

A.  General

Atlantic Data Services, Inc. ("We" or "ADS"), provides information technology ("IT") strategy consulting and systems integration services to the financial services industry. We offer rapid, cost-effective IT solutions to the business challenges faced by financial services companies through our in-depth financial services experience, technological expertise and project management skills. Our service offerings are organized around four practice areas: e-Business, Customer Relationship Management ("CRM"), IT Strategy and Consulting, and Conversions and Consolidations. We were incorporated in Massachusetts on March 25, 1980.

The business challenges created by deregulation and consolidation, coupled with the need to maintain existing systems and incorporate new technologies, have forced banks to turn to third party IT providers for assistance in developing IT solutions to meet their changing needs. Because of the critical importance of their IT systems, many banks seek to engage IT service providers who have in-depth knowledge of their systems and business processes and who can assume responsibility for project management and delivery. IT service providers working with banks must possess extensive experience in the financial services industry and be fluent in both traditional legacy systems and newer technologies. However, there is a shortage of professionals who have this combination of skills. While many banks are concluding that using outside specialists enables them to develop better IT solutions in less time and to reduce implementation risks, most IT consulting firms do not have the specialized knowledge of the financial services industry necessary to assist banks in rapidly and cost-effectively meeting their business challenges.

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

Practice Areas

We offer and deliver our services through four practice areas that address the major areas of interest and activity of our customers. These four practice areas are:

e-Business. ADS defines e-Business as the transformation of key business processes using Internet technologies. We believe that successful e-Business is all about operational efficiency, return on investment, and execution. We bring over twenty years of in-depth banking, project management, and systems integration experience to assist clients in realizing their e-Business potential. The banking and system integration experience enables us to identify innovative opportunities to achieve operational efficiency through e-Business; our project management expertise ensures execution within fiscal and scheduling constraints; the combination of efficiency and execution results in return on investment. Our services fall into three main categories: strategy, design, and implementation. Combining our technology and financial industry expertise, we work with our customers to create systems that build virtual bridges between buyers, suppliers, customers, and financial institutions for swift and reliable transactions.

CRM. We understand that a key success factor for financial services organizations is the acquisition, servicing and growth of profitable customer relationships. Our goal is to help our clients become more customer-focused so they can maintain and grow market share in the competitive financial services marketplace. Our approach is to assist our clients by delivering a practical plan for transforming the enterprise, which supports their customer-oriented business strategy. Then as each initiative is launched, our requirements documentation services can assist in the translation of business needs into formal requirements for the project team - assuring the solution delivers business results. As an independent services firm, our team of experts can also assist in the acquisition of best of breed tools and solutions. At ADS we also recognize that high-performance customer information is the foundation of any CRM program. Our customer information teams can provide everything from diagnostic services to complete systems integration to assure this valuable asset supports our customers CRM program. Our approach with every engagement is to focus on business objectives, and ROI, delivering value at every step.

IT Strategy and Consulting. Firms in every segment of financial services are facing unprecedented pressure to innovate and change. In the face of competition from new and traditional rivals, financial institutions must simultaneously develop or acquire new products and services, improve the level of personalized service provided to customers, and significantly improve operating efficiency. We provide the operational insight and major project discipline to complete these strategic initiatives successfully. We leverage our industry knowledge and technology expertise to help clients identify, design and implement business solutions that produce measurable improvements. Not only are new capabilities implemented, but operational performance efficiencies are also achieved resulting in a client's improved bottom line.

Conversions and Consolidations. The financial services industry has undergone tremendous change, reorganization and growth. We have been a leading solution provider in hundreds of conversions, consolidations and migrations, deploying the financial services expertise necessary to contribute to our customers' successes. As a core competency, we have provided the requisite project management skills to help our customers tackle the business and technological challenges before them, and in the end to exceed the goals of their original strategic objectives. The financial industry experience resident in our consulting staff enables us to provide our clients with both the business insight and operational expertise to guarantee successful business integrations.

B.  Customers

Our customers consist primarily of banks and other financial services companies located in the United States and Canada. The following is a list of representative customers during fiscal 2001:


Brokat Financial Systems                       FleetBoston Financial Corporation
Central Carolina Bank & Trust Corporation      Hudson United Bank Corporation, Inc.
Chemical Financial                             NBT Bancorp
Citizens Financial Corporation                 Old National Bancorp
Citizens Banking Corporation (MI)              S2 Systems, Inc.
Corillian Corporation

We have derived and expect to continue to derive a significant portion of our revenues from a relatively limited number of customers. For example, our five largest customers in fiscal 2001, FleetBoston Financial Corporation, Citizens Banking Corporation (MI), Brokat Financial Systems, NBT Bancorp and Corillian Corporation, accounted for approximately 27.2%, 12.5%, 9.2%, 8.3% and 8.2%, respectively, of revenues. In fiscal 2000, FleetBoston Financial Corporation, Citizens Banking Corporation (MI), First Security Information Technology, Inc., UST Data Services, Inc. and Corillian Corporation, accounted for approximately 25.5%, 11.3%, 8.5%, 5.7% and 5.5%, respectively, of revenues. Because a significant portion of our revenues are derived from services related to deregulation and consolidation activities in the financial services industry, changes in the regulatory environment or a reduction in consolidation activity have in the past, and may in the future, have a material adverse effect on our business, financial condition and results of operations. In addition, the loss of a major customer or termination of a major project as a result of an acquisition of a customer by an organization to which the Company does not currently provide services could have a material adverse effect on our business, financial condition and results of operations.

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

C.  Sales and Marketing

We market and sell our services directly through our professional sales and marketing staff and senior management operating principally from our offices in Quincy, Massachusetts. As of March 31, 2001, we had 21 persons engaged in sales and marketing activities.

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

D.  Employees

As of March 31, 2001, we had 159 full time employees, of which 115 were project personnel, 23 employees were in finance and administration and 21 were in sales and marketing. None of our employees are subject to a collective bargaining agreement. We believe relations with our employees are good.

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

F.  Competition

The IT and systems integration market, especially in the financial services industry, includes a large number of competitors and is subject to rapid technological and market changes. We compete for customer projects and experienced personnel with a number of companies having significantly greater financial, technical and marketing resources and revenues. Many of these competitors also have greater name recognition in the financial services industry. Our competitors operate in a variety of market segments, including systems consulting and integration, application software, professional services (such as computer equipment companies like International Business Machines Corporation), multinational accounting firms, and general management consulting firms (such as Accenture, Computer Sciences Corporation and Electronic Data Systems Corporation). In addition, the custom software development market is highly fragmented with numerous firms, many of which focus on their respective local markets. We also face competition from internal IT departments of our customers.

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

ITEM 2: PROPERTIES

Our headquarters and administrative, sales and marketing operations are in Quincy, Massachusetts in a leased facility consisting of approximately 27,000 square feet. We have the right of first refusal to lease any additional space becoming available in part of the premises. Our lease term runs through March 31, 2005.

ITEM 3: LEGAL PROCEEDINGS

We are not a party to any litigation that we believe could have a material adverse effect on our business, financial condition and results of operations.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of the year ended March 31, 2001.

                                     PART II

ITEM 5: MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

Price Range of Common Stock

The Company's stock is currently included on The Nasdaq National Market ("Nasdaq") under the symbol "ADSC." The following table sets forth, on a per share basis for the periods shown, the high and low sales price of our common stock as reported on Nasdaq. Such information reflects inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

                                                                 High                   Low
                                                                 ----                   ---
Fiscal Year 2001:
   First Quarter (April 1 - June 30, 2000)                    $  9.2500               $3.2500
   Second Quarter (July 1 - Sept. 30, 2000)                      5.8750                3.5625
   Third Quarter (Oct. 1 - Dec. 31, 2000)                        4.1875                1.3750
   Fourth Quarter (Jan. 1 - March 31, 2001)                      3.5625                1.6875

Fiscal Year 2000:
   First Quarter (April 1 - June 30, 1999)                    $  6.2500               $3.0000
   Second Quarter (July 1 - Sept. 30, 1999)                      5.3125                3.4375
   Third Quarter (Oct. 1 - Dec. 31, 1999)                        7.1250                3.5000
   Fourth Quarter (Jan. 1 - March 31, 2000)                     12.0000                5.2500

On June 1, 2001, the last reported sale price of the common stock on The Nasdaq National Market was $2.40 per share. As of June 1, 2001, there were approximately 135 stockholders of record.

Dividend Policy

We do not intend to pay cash dividends in the foreseeable future. The payment of any future dividends will be at the discretion of our Board of Directors and will depend upon, among other things, future earnings, operations, capital requirements of the Company, business conditions and contractual restrictions on payment of dividends, if any.

ITEM 6: SELECTED FINANCIAL DATA

The selected financial data presented below as of and for the fiscal years ended March 31, 2001, 2000, 1999, 1998 and 1997 have been derived from our audited consolidated financial statements. This data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," our Consolidated Financial Statements and related notes thereto, and other financial information appearing elsewhere in this Form 10-K. All amounts are in thousands except per share data.

                                                                    Year Ended March 31,
                                          --------------------------------------------------------------------
                                            2001            2000           1999          1998          1997
                                          --------------------------------------------------------------------
Consolidated Income Statement Data:
     Total revenue                        $ 34,135        $ 35,186        $66,763       $42,830       $23,843
     Income (loss) from operations          (1,868)         (1,694)        12,362         8,303         3,185
     Net income                                 26              19          7,759         4,898         2,041
     Basic earnings per share                   --              --           0.62          0.49          0.20
     Diluted earnings per share                 --              --           0.60          0.49          0.20
Shares used in computing earnings
  per share (basic)                         12,998          12,925         12,468         9,952         9,952
Shares used in computing earnings
  per share (diluted)                       13,213          13,254         12,855         9,952         9,952
                                          --------------------------------------------------------------------


                                                                  Year Ended March 31,
                                          -----------------------------------------------------------------
                                            2001            2000           1999          1998          1997
                                          -----------------------------------------------------------------
Consolidated Balance Sheets Data:
     Cash and cash equivalents            $36,655         $38,347         $37,326       $ 3,401       $2,653
     Working capital                       37,000          39,670          39,077         7,480        5,069
     Total assets                          44,617          46,115          46,883        14,485        8,201
     Total stockholders' equity            41,165          40,976          40,745         8,683        5,816
     Cash dividends paid                       --              --              --         3,000        1,500
                                          ------------------------------------------------------------------

                           FORWARD LOOKING STATEMENTS

This Report includes forward-looking statements, which are made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. You can identify these forward-looking statements when you see us using words such as "expect," "anticipate," "believe," "intend," "may," "predict," and other similar expressions. These forward-looking statements cover, among other items: events, conditions and financial trends that may affect the Company's future plans of operation, business strategy, growth of operations and financial position, including statements regarding revenue and earnings or loss per share projections, variability of revenues and operating results, intended capital expenditures, adequacy of capital resources, dependence on the financial services industry, intentions regarding potential acquisitions, dependence upon a limited number of customers, potential litigation, increased competition, the effects of deregulation and consolidation in the financial services industry, sales and marketing expenses, decreased utilization rates, liquidity expectations, variability in revenues from our practice areas and interest rate risks. Any forward-looking statements are not guarantees of future performance and are necessarily subject to a number of risks and uncertainties, some of which are beyond our control. Because of these risks and uncertainties, the forward-looking events discussed in this Report might not transpire.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

ADS provides information technology ("IT") strategy consulting and systems integration services to the financial services industry. We offer rapid, cost-effective IT solutions to the business challenges faced by financial services companies through our in-depth financial services experience, technological expertise and project management skills. Our service offerings are organized around four practice areas: e-Business, Customer Relationship Management ("CRM"), IT Strategy and Consulting, and Conversions and Consolidations.

Our revenues are derived primarily from professional fees billed to customers on a time and materials basis or, in certain instances, on a fixed price basis. Included in revenues are reimbursable contract-related travel and entertainment expenses, which are separately billed to customers. Substantially all of our contracts, other than fixed price contracts, are terminable by the customer following limited notice and without significant penalty to the customer. Revenues from fixed price contracts represented approximately 7.3% and 1.0% of our revenues for the fiscal years ended March 31, 2001 and 2000, respectively.

We have derived, and expect to continue to derive, a significant portion of our revenues from a relatively limited number of customers. Revenues from our five largest customers in fiscal 2001, 2000 and 1999 were 65.4%, 56.5% and 63.8%, respectively, as a percentage of revenues. In fiscal 2001, FleetBoston Financial Corporation, Citizens Banking Corporation (MI), Brokat Financial Systems, NBT Bancorp and Corillian Corporation accounted for approximately 27.2%, 12.5%, 9.2%, 8.3% and 8.2%, respectively, of revenues. In fiscal 2000, FleetBoston Financial Corporation, Citizens Banking Corporation (MI), First Security Information Technology, Inc., UST Data Services, Inc. and Corillian Corporation accounted for approximately 25.5%, 11.3%, 8.5%, 5.7% and 5.5%, respectively, of revenues. In fiscal 1999, First Security Information Technology, Inc., National City Corporation, Associated Banc-Corp., UST Data Services, Inc. and Susquehanna Bancshares Corp. accounted for approximately 18.4%, 16.4%, 13.8%, 9.6% and 5.6%, respectively, of revenues. Because a significant portion of our revenues are derived from services related to deregulation and consolidation activities in the financial services industry, changes in the regulatory environment or a reduction in consolidation activity have in the past, and could in the future, have a material adverse effect on our business, financial condition and results of operations. In addition, the loss of a major customer or termination of a major project as a result of an acquisition of a customer by an organization to which the Company does not currently provide services, or for any other reason, could have a material adverse effect on our business, financial condition and results of operations.

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

RECENT DEVELOPMENTS

In the first quarter of fiscal 2002, we reduced our headcount by 37 employees and expect to take a pre-tax restructuring charge of approximately $925,000. We anticipate that first quarter revenue will be in the $5.0 to $6.0 million range with a net loss exclusive of the aforementioned restructuring charge in the range of $(.07) to $(.04) per share.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain financial data as a percentage of revenues:

                                                          Year Ended March 31,
                                                ------------------------------------
                                                 2001           2000           1999
                                                ------------------------------------
Revenues                                        100.0%         100.0%         100.0%
Cost of revenues                                 70.0           74.5           61.5
                                                ------------------------------------
Gross profit                                     30.0           25.5           38.5
Operating expenses:
   Sales and marketing                           14.2            9.2            6.7
   General and administrative                    20.3           21.1           13.3
   Restructuring expense                          1.0             --             --
                                                ------------------------------------
     Total operating expenses                    35.5           30.3           20.0
                                                ------------------------------------
Income (loss) from operations                    (5.5)          (4.8)          18.5
Interest income, net                              6.3            5.2            1.9
                                                ------------------------------------
Income before provision for income taxes          0.8            0.4           20.4
Provision for income taxes                        0.7            0.3            8.8
                                                ------------------------------------
Net income                                        0.1%           0.1%          11.6%
                                                ====================================

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

-     loss of a significant customer,

-     increased competition from our competitors,

-     loss of key personnel,

-     other factors that adversely impact the financial services industry,

-     general economic conditions,

- potential acquisitions and our ability to successfully integrate the acquired business or technologies into our existing business and operations, and

- our ability to develop and introduce new service offerings, improve existing service offerings and develop and maintain the skills necessary to keep pace with changing technologies.

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

YEAR ENDED MARCH 31, 2001 COMPARED TO YEAR ENDED MARCH 31, 2000

Revenues

Revenues decreased 3.0% for the year ended March 31, 2001 compared to the year ended March 31, 2000, to $34.1 million from $35.2 million. This decrease was due to an approximate 11% decrease in the number of billable hours for fiscal year 2001 versus fiscal year 2000, offset by an approximate 8.0% increase in the average billing rate from $112 per hour for fiscal 2000 to $121 per hour for fiscal 2001.

Cost of Revenues

Cost of revenues decreased 8.8% to $23.9 million in fiscal 2001 compared to $26.2 million in fiscal 2000, representing 70.0% and 74.5% of revenues, respectively. The dollar decrease in cost of revenues was primarily due to a decrease in the average number of billable personnel from 189 for fiscal 2000 to 150 for fiscal 2001. The decrease in cost of revenues as a percentage of revenues is due to the aforementioned increase in the average billing rate and a 12.3% increase in the average utilization rate from 66.7% for fiscal 2000 to 74.9% for fiscal 2001.

Sales and Marketing

Sales and marketing expenses increased 50.2% to $4.9 million in fiscal 2001 compared to $3.2 million in fiscal 2000, representing 14.2% and 9.2% of revenues, respectively. The overall dollar increase was primarily due to an increase in the average number of sales and marketing personnel from 15 for fiscal 2000 to 21 for fiscal 2001, increased travel related expenses, and increased investments in marketing initiatives.

General and Administrative

General and administrative expenses decreased 7.0% to $6.9 million in fiscal 2001 compared to $7.4 million in fiscal 2000, representing 20.3% and 21.1% of revenues, respectively. The dollar decrease is primarily due to a decrease in recruiting efforts for new employees and a decrease in the average number of general and administrative personnel from 30 employees for fiscal 2000 to 28 for fiscal 2001.

Restructuring Expense

In January of fiscal 2001, we reduced our headcount by 28 employees, resulting in a pre-tax restructuring expense of $337,000.

Interest Income, Net

Interest income, net increased $322,000 to $2.1 million in fiscal 2001 compared to $1.8 million for fiscal 2000. This increase was primarily due to the increase in interest rates.

Provision for Income Taxes

The provision for income taxes increased $141,000 to $250,000 in fiscal 2001 compared to $109,000 in fiscal 2000, resulting in effective tax rates of 91.0% and 85.2%, respectively. Our tax rate may vary from period to period based on our expansion into areas with varying state and local statutory income tax rates. The increase in the effective tax rate percentage, and the fact that the effective rates are so much higher than the statutory rates, is primarily due to permanent differences relating to meals and entertainment expenses.

YEAR ENDED MARCH 31, 2000 COMPARED TO YEAR ENDED MARCH 31, 1999

Revenues

Revenues decreased 47.3% for the year ended March 31, 2000 compared to the year ended March 31, 1999, to $35.2 million from $66.8 million. This decrease was primarily due to a decrease in volume of services delivered to customers and a decrease in our utilization rate. We continued to experience lower bookings and our financial results were affected by the slowdown in merger activity within the banking sector. Further, many of our customers had completed their use of external resources for their Year 2000 projects, which negatively impacted revenue generation.

Cost of Revenues

Cost of revenues decreased 36.2% to $26.2 million in fiscal 2000 compared to $41.1 million in fiscal 1999, representing 74.5% and 61.5% of revenues, respectively. The dollar decrease in cost of revenues was primarily due to a decrease in the average number of billable personnel from 301 for fiscal 1999 to 189 for fiscal 2000. The increase in cost of revenues as a percentage of revenues was due primarily to a decrease in the average utilization rates from 83.5% for fiscal 1999 to 66.7% for fiscal 2000.

Sales and Marketing

Sales and marketing expenses decreased 27.7% to $3.2 million in fiscal 2000 compared to $4.5 million in fiscal 1999, representing 9.2% and 6.7% of revenues, respectively. This decrease resulted primarily from a decrease in sales commissions, as well as decreased investments in marketing initiatives.

General and Administrative

General and administrative expenses decreased 15.9% to $7.4 million in fiscal 2000 compared to $8.8 million in fiscal 1999, representing 21.1% and 13.3% of revenues, respectively. The dollar decrease was primarily due to decreases in recruiting efforts for new employees and a decrease in the provision for doubtful accounts. The increase in general and administrative expenses as a percentage of revenues reflects the significant decrease in revenues for fiscal year 2000 compared to fiscal year 1999.

Interest Income, Net

Interest income, net increased $560,000 to $1.82 million in fiscal 2000 compared to $1.26 million for fiscal 1999. This increase was primarily due to the increase in the amount of cash and cash equivalents available for investment as well as increases in interest rates.

Provision for Income Taxes

The provision for income taxes decreased $5.8 million to $109,000 in fiscal 2000 compared to $5.9 million in fiscal 1999, resulting in effective tax rates of 85.2% and 43.0%, respectively. Our tax rate may vary from period to period based on our expansion into areas with varying state and local statutory income tax rates. The increase in the effective tax rate percentage was primarily due to permanent differences relating to meals and entertainment expenses.

LIQUIDITY AND CAPITAL RESOURCES

During the first quarter of fiscal 1999, we completed our initial public offering. Our net proceeds after deducting underwriting discounts, commissions and offering expenses were approximately $23.4 million.

We have no long-term debt and continue to operate primarily debt-free. Working capital decreased to $37.0 million at March 31, 2001 compared to $39.7 million at March 31, 2000. This decrease was primarily due to a decrease in cash and cash equivalents because of our $3 million preferred stock investment in S2 Systems, Inc., a software solution provider in the banking and diversified financial services market. Our days sales in accounts receivable at March 31, 2001 was 47 compared to 49 days at March 31, 2000. The decrease in days sales outstanding was the result of increased emphasis on collections. While we believe that the risk with respect to collection of accounts receivable is minimized by the creditworthiness of our customers, primarily banks and other financial institutions, and our credit and collection policies, there can be no assurance that we will not encounter collection problems in the future. We attempt to further minimize this risk by performing ongoing credit valuations of our customers and maintaining an allowance for potential credit losses. We believe that our allowance for doubtful accounts and collection policies are adequate.

Capital expenditures were approximately $246,000 and $249,000 for fiscal years 2001 and 2000, respectively, and were used principally for computer and other equipment, software and, to a lesser extent, leasehold improvements. For fiscal 2002, capital expenditures are expected to be approximately $500,000, and will be used principally for computers and other equipment.

We expect that existing cash and cash equivalent balances, together with cash provided from operations, will be sufficient to meet the Company's working capital and capital expenditure requirements for at least the next twelve months.

To date, inflation has not had a material impact on the Company's financial results.

NEW ACCOUNTING PRONOUNCEMENTS

In the beginning of the fourth quarter of fiscal 2001, the Company adopted Staff Accounting Bulletin 101 ("SAB 101"), Revenue Recognition, which was issued by the Securities and Exchange Commission ("SEC") in December 1999. SAB 101 outlines the basic criteria that must be met to recognize revenue and it provides guidance for presentation and disclosure of revenue recognition policies in financial statements filed with the SEC. Adoption of SAB 101 had no material impact on ADS' reported revenues and results of operations.

In June 1998, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Investments and Hedging Activities." This statement establishes new standards for the recognition of gains and losses on derivative instruments and provides guidance as to whether a derivative may be accounted for as a hedging instrument. Gain or loss from hedging transactions may be wholly or partially recorded in earnings or comprehensive income as part of a cumulative translation adjustment, depending upon the classification of the hedge transaction. Gain or loss on a derivative instrument not classified as a hedging instrument is recognized in earnings in the period of change. SFAS No. 133 will be effective for the Company beginning in fiscal 2001. We do not believe the adoption of SFAS No. 133 will have a material impact on our financial position or our results of operations.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates due to investments in instruments made for non-trading purposes. The interest rate risk relates primarily to our portfolio of short-term investment grade securities. As of March 31, 2001 we did not, nor do we intend to, use derivative financial instruments for speculative trading purposes.

The majority of our sales are denominated in U.S. dollars and take place in North America.

We believe that interest rate risk and foreign currency exchange rate risks are both immaterial to the Company.

ITEM 8:     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements

                                                                                              Page
                                                                                              ----
Report of Independent Accountants - PricewaterhouseCoopers LLP............................     17

Consolidated Balance Sheets as of March 31, 2001 and 2000.................................     18

Consolidated Statements of Income for the Years Ended March 31, 2001, 2000 and 1999.......     19

Consolidated Statements of Stockholders' Equity for the Years Ended March 31, 2001,
   2000 and 1999..........................................................................     20

Consolidated Statements of Cash Flows for the Years Ended March 31, 2001, 2000 and
  1999....................................................................................     21

Notes to Consolidated Financial Statements................................................     22

Schedules:

     Schedule II - Valuation and Qualifying Accounts......................................     31

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders of Atlantic Data Services, Inc:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Atlantic Data Services, Inc and its subsidiary (the "Company") at March 31, 2001, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.




/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
April 23, 2001

                          ATLANTIC DATA SERVICES, INC.

                           Consolidated Balance Sheets
                      (in thousands, except share data)


                                                                            March 31,       March 31,
                                                                              2001            2000
                                                                            --------        --------
                                   ASSETS
Current assets:
     Cash and cash equivalents                                              $ 36,655        $ 38,347
     Accounts receivable, net of allowances for doubtful accounts
      of $375 and $650 at March 31, 2001 and 2000, respectively                3,090           5,514
     Prepaid expenses                                                            243             103
     Deferred taxes                                                              464             845
                                                                            --------        --------
         Total current assets                                                 40,452          44,809
                                                                            --------        --------
Long-term investment                                                           3,000              --
Property and equipment, net                                                      629             919
Other assets                                                                     536             387
                                                                            --------        --------
Total assets                                                                $ 44,617        $ 46,115
                                                                            ========        ========

                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                       $    538        $    757
     Accrued expenses and other liabilities                                    2,828           3,997
     Billings in excess of costs and estimated earnings                           86              42
     Income taxes payable                                                         --             343
                                                                            --------        --------
         Total current liabilities                                             3,452           5,139
                                                                            --------        --------

Commitments

Stockholders' equity:
     Preferred stock, $.01 par value, 1,000,000 authorized, no shares
       issued or outstanding                                                      --              --
     Common stock, $.01 par value, 60,000,000 shares authorized,
       13,135,126 shares issued and 13,023,126 outstanding at
       March 31, 2001 and 13,087,599 shares issued and 12,975,599
       outstanding at March 31, 2000                                             131             131
     Additional paid-in capital                                               26,900          26,737
     Retained earnings                                                        14,159          14,133
     Treasury stock (112,000 shares carried at cost)                             (25)            (25)
                                                                            --------        --------
         Total stockholders' equity                                           41,165          40,976
                                                                            --------        --------
Total liabilities and stockholders' equity                                  $ 44,617        $ 46,115
                                                                            ========        ========


The accompanying notes are an integral part of these consolidated financial statements.

                          ATLANTIC DATA SERVICES, INC.

                        Consolidated Statements of Income
                      (in thousands, except per share data)

                                              Year Ended       Year Ended     Year Ended
                                               March 31,        March 31,      March 31,
                                                 2001            2000           1999
                                               --------        --------        -------
Revenues                                       $ 34,135        $ 35,186        $66,763
Cost of revenues                                 23,890          26,207         41,083
                                               --------        --------        -------
Gross profit                                     10,245           8,979         25,680
                                               --------        --------        -------
Operating expenses:
    Sales and marketing                           4,856           3,232          4,469
    General and administrative                    6,920           7,441          8,849
    Restructuring expense                           337              --             --
                                               --------        --------        -------
        Total operating expenses                 12,113          10,673         13,318
                                               --------        --------        -------
Income (loss) from operations                    (1,868)         (1,694)        12,362
Interest income, net                              2,144           1,822          1,261
                                               --------        --------        -------
Income before provision for income taxes            276             128         13,623
Provision for income taxes                          250             109          5,864
                                               --------        --------        -------
        Net income                             $     26        $     19        $ 7,759
                                               ========        ========        =======


Basic earnings per share                       $   0.00        $   0.00        $  0.62
                                               ========        ========        =======
Diluted earnings per share                     $   0.00        $   0.00        $  0.60
                                               ========        ========        =======
Shares used in computing earnings per
  share (basic)                                  12,998          12,925         12,468
                                               ========        ========        =======
Shares used in computing earnings per
  share (diluted)                                13,213          13,254         12,855
                                               ========        ========        =======


The accompanying notes are an integral part of these consolidated financial statements.

                          ATLANTIC DATA SERVICES, INC.

                 Consolidated Statements of Stockholders' Equity
                        (in thousands, except share data)

                                                                              Class A                            Special
                                           Common Stock                     Common Stock                       Common Stock
                                      -----------------------          ----------------------            ------------------------
                                      Shares           Amount          Shares          Amount            Shares            Amount
                                      ------           ------          ------          ------            ------            ------
Balance at March 31, 1998            6,847,960          $ 68           928,790           $ 9            3,104,080           $ 31
  Conversion of Class A
    common stock and
    special common stock
    to common stock                  4,032,870            40          (928,790)           (9)          (3,104,080)           (31)
  Issuance of common
    stock, net of issuance
    costs                            2,000,000            20                --            --                   --             --
  Shares issued under stock
    option plans                       137,561             2                --            --                   --             --
  Income tax benefit from
    exercise of stock options               --            --                --            --                   --             --
  Net income                                --            --                --            --                   --             --
                                    ----------          ----           -------           ---            ---------           ----
Balance at March 31, 1999           13,018,391           130                --            --                   --             --
  Shares issued under stock
   option plans                         69,208             1                --            --                   --             --
  Income tax benefit from
    exercise of stock options               --            --                --            --                   --             --
  Net income                                --            --                --            --                   --             --
                                    ----------          ----           -------           ---            ---------           ----
Balance at March 31, 2000           13,087,599           131                --            --                   --             --
  Shares issued under stock
    option plans                        47,527            --                --            --                   --             --
  Net income                                --            --                --            --                   --             --
                                    ----------          ----           -------           ---            ---------           ----
Balance at March 31, 2001           13,135,126          $131                --           $--                   --           $ --
                                    ==========          ====           =======           ===            =========           ====

                                      Additional
                                       Paid-In                               Treasury Stock
                                       -------          Retained         ----------------------
                                       Capital          Earnings         Shares          Amount           Total
                                       -------          --------         ------          ------           -----
Balance at March 31, 1998              $ 2,245          $ 6,355          112,000          $(25)          $ 8,683
  Conversion of Class A
    common stock and
    special common stock
    to common stock                         --               --               --            --                --
  Issuance of common
    stock, net of issuance
    costs                               23,351               --               --            --            23,371
  Shares issued under stock
    option plans                           839               --               --            --               841
  Income tax benefit from
    exercise of stock options               91               --               --            --                91
  Net income                                --            7,759               --            --             7,759
                                       -------          -------          -------          ----           -------
Balance at March 31, 1999               26,526           14,114          112,000           (25)           40,745
  Shares issued under stock
   option plans                            210               --               --            --               211
  Income tax benefit from
    exercise of stock options                1               --               --            --                 1
  Net income                                --               19               --            --                19
                                       -------          -------          -------          ----           -------
Balance at March 31, 2000               26,737           14,133          112,000           (25)           40,976
  Shares issued under stock
    option plans                           163               --               --            --               163
  Net income                                --               26               --            --                26
                                       -------          -------          -------          ----           -------
Balance at March 31, 2001              $26,900          $14,159          112,000          $(25)          $41,165
                                       =======          =======          =======          ====           =======


The accompanying notes are an integral part of these consolidated financial statements.

                          ATLANTIC DATA SERVICES, INC.

                      Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                              Year Ended         Year Ended         Year Ended
                                                                               March 31,          March 31,         March 31,
Increase (Decrease) in Cash and Cash Equivalents                                 2001               2000               1999
                                                                               --------           --------           --------
Cash flows from operating activities:
Net income                                                                     $     26           $     19           $  7,759
Adjustments to reconcile net income to net cash provided by
 operating activities:
   Depreciation and amortization                                                    536                676                668
   Deferred taxes                                                                   381               (106)              (455)
   Tax benefit from exercise of stock options                                        --                  1                 91
   Change in assets and liabilities:
      Accounts receivable                                                         2,424              1,523              2,063
      Prepaid expenses and other assets                                            (289)               (55)               270
      Accounts payable                                                             (219)              (436)               132
      Accrued expenses and other liabilities                                     (1,169)              (518)             1,279
      Billings in excess of costs and estimated earnings on contracts                44                 42               (640)
      Federal and state income taxes                                               (343)               (74)              (413)
                                                                               --------           --------           --------
Net cash provided by operating activities                                         1,391              1,072             10,754
                                                                               --------           --------           --------

Cash flows from investing activities:
Long-term investment                                                             (3,000)                --                 --
Purchase of property and equipment                                                 (246)              (249)            (1,019)
                                                                               --------           --------           --------
Net cash used in investing activities                                            (3,246)              (249)            (1,019)
                                                                               --------           --------           --------

Cash flows from financing activities:
Principal payments under capital lease obligation                                    --                (13)               (22)
Proceeds from exercise of stock options under stock option plans                    163                211                841
Net proceeds from initial public offering                                            --                 --             23,371
                                                                               --------           --------           --------
Net cash provided by financing activities                                           163                198             24,190
                                                                               --------           --------           --------

Net increase (decrease) in cash and cash equivalents                             (1,692)             1,021             33,925
Cash and cash equivalents, beginning of year                                     38,347             37,326              3,401
                                                                               --------           --------           --------

Cash and cash equivalents, end of year                                         $ 36,655           $ 38,347           $ 37,326
                                                                               ========           ========           ========

Supplemental disclosure of cash flow information:
Cash paid during the year for:
   Taxes                                                                       $    759           $    853           $  6,689
                                                                               ========           ========           ========



The accompanying notes are an integral part of these consolidated financial statements.

                          ATLANTIC DATA SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001

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


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Atlantic Data Services, Inc. and its wholly owned subsidiary, ADS Securities Corp. (collectively "the Company"). All intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity date of three months or less to be cash equivalents. Cash equivalents consist of money market accounts and repurchase agreements, which are collateralized by U.S. Treasury Securities and controlled by major financial institutions. These investments are subject to minimal credit and market risk.

At March 31, 2001 and 2000, cash equivalents were comprised of money market funds totaling approximately $31,993,000 and $31,586,000, respectively, and repurchase agreements totaling approximately $4,268,000 and $6,627,000, respectively. At March 31, 2001 and 2000, cash equivalents are classified as available-for-sale and recorded at cost, which approximates fair value.

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

Included in revenues for the years ended March 31, 2001, 2000 and 1999 are reimbursable contract-related travel and entertainment expenses of $5,777,000, $5,517,000 and $9,413,000, respectively, which are separately billed to customers.

In the beginning of the fourth quarter of fiscal 2001, the Company adopted Staff Accounting Bulletin 101 ("SAB 101"), Revenue Recognition, which was issued by the Securities and Exchange Commission ("SEC") in December 1999. SAB 101 outlines the basic criteria that must be met to recognize revenue and it provides guidance for presentation and disclosure of revenue recognition policies in financial statements filed with the SEC. Adoption of SAB 101 had no material impact on ADS' reported revenues and results of operations.

Property and Equipment

Property and equipment are stated at cost, less depreciation. Depreciation expense is recognized using the straight-line method over the estimated useful lives of the related assets. When assets are sold or retired, the related costs and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations.

Leases

Leases are recorded as capital or operating leases. Any lease where substantially all of the benefits and risks related to the ownership of the leased asset are transferred to the lessee, as defined by Statement of Financial Accounting Standards ("SFAS") No. 13, "Accounting for Leases," is accounted for as if the asset was acquired and as if the obligation were assumed as of the date of the lease. All other leases are recorded as operating leases, whereby the related costs are charged to income on a straight-line basis over the lesser of the lease term or the useful life of the lease.

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

Segment Information

The Company follows SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS No. 131 prescribes the use of the "management" approach whereby the Company's reportable segments are established based on the internal reporting that is used by management for making operating decisions and assessing performance. Also required by SFAS No. 131 are disclosures about products and services, geographic areas and major customers (see Note 11).

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

Income Taxes

In accordance with FAS 109, the Company recognizes deferred tax assets and liabilities for the expected consequences of temporary differences between the financial statement basis and tax basis of the Company's assets and liabilities. A deferred tax valuation allowance is established if, in management's opinion, it is more likely than not that all or a portion of the Company's deferred tax assets will not be realized.

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

3.   PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                    Useful Life      March 31,     March 31,
                                                     in Years           2001         2000
                                                    -----------      ---------     --------
                                                                         (in thousands)
    Computer equipment and software                     3-5           $  2,165     $  2,020
    Office furniture and equipment                      5-7                667          623
    Leasehold improvements                          Lease Term             509          509
    Building                                           31.5                183          183
                                                                       -------     --------
                                                                         3,524        3,335
    Accumulated depreciation and amortization                           (2,895)      (2,416)
                                                                       -------     --------
                                                                       $   629     $    919
                                                                       =======     ========

Depreciation and amortization expense relating to fixed assets was $536, $676 and $668 for the years ended March 31, 2001, 2000 and 1999, respectively, of which $22, $13 and $37, respectively, related to amortization of office furniture and equipment held under capital leases. Accumulated amortization of office furniture and equipment held under capital leases was approximately $122, $100 and $87 at March 31, 2001, 2000 and 1999, respectively.

4.   ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

                                                March 31,           March 31,
                                                 2001                 2000
                                                ------               ------
                                                      (in thousands)
    Accrued payroll                             $1,500               $2,054
    Accrued medical                                395                  391
    Compensated absences                           196                  219
    Other                                          737                1,333
                                                ------               ------
                                                $2,828               $3,997
                                                ======               ======

5.   INCOME TAXES

Significant components of the provision for income taxes are presented below:

                             March 31,          March 31,           March 31,
                               2001               2000                1999
                              -----             -------             -------
                                             (in thousands)
    Current:
       Federal                $ (37)            $   112             $ 5,193
       State                    106                  24               1,172
    Deferred:
       Federal                  250                 (22)               (404)
       State                    (69)                 (5)                (97)
                              -----             -------             -------
                              $ 250             $   109             $ 5,864
                              =====             =======             =======


The reconciliation of the consolidated effective tax rate of the Company for the years ended March 31, 2001, 2000 and 1999 is as follows:

                                                  2001       2000        1999
                                                 -----      -----     -------
                                                        (in thousands)
    Pretax income                                $ 276      $ 128     $13,623
                                                 =====      =====     =======

    Statutory income tax rate                    $  96      $  44     $ 4,768
    State taxes, net of federal benefit             24         12         699
    Permanent differences                          134        151         256
    Other                                           (4)       (98)        141
                                                 -----      -----     -------
         Total provision                         $ 250      $ 109     $ 5,864
                                                 =====      =====     =======

The Company's deferred tax assets are comprised of the following:

                                            March 31,       March 31,
                                              2001            2000
                                             ------          ------
                                                 (in thousands)
    Allowance for doubtful accounts          $  151          $  261
    Compensated absence accrual                  79              88
    Depreciation                                245             198
    Net operating loss carryforward             130              --
    Other accruals                              257             496
                                             ------          ------
                                             $  862          $1,043
                                             ======          ======

The Company continually reviews the recoverability of its deferred tax assets and would, if necessary, establish a valuation allowance if it is more likely than not that such deferred tax assets will not be realized. At March 31, 2001 and 2000, management believes that it is more likely than not that the tax benefit will be realized for its deferred tax assets.

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

In connection with the initial public offering, all issued and outstanding shares of Class A common stock and special common stock converted into 4,032,870 shares of common stock on a share-for-share basis. Holders of the common stock are entitled to one vote per share and to receive dividends, when and if declared by the Company's Board of Directors.

7.   STOCK OPTION PLANS

Key Person Stock Plan

In March 1985, the Board of Directors approved the Company's Key Person Stock Plan (the "Key Person Plan") and authorized that 560,000 shares of Class A common stock be reserved for issuance under such plan. Under the terms of the Key Person Plan, the Company is authorized to sell shares at the then fair market value of Class A common stock to officers and other key employees of and consultants to the Company. To date, 394,800 have been issued under the Key Person Plan, of which an aggregate 112,000 shares were repurchased by the Company and are held in treasury at March 31, 2001 and 2000. No Class A common stock was issued pursuant to this plan during the years ended March 31, 2001, 2000 and 1999. At March 31, 2001, 165,200 shares of common stock were available for future issuance; however, the Company does not intend to issue additional shares under the Key Person Plan.

Incentive Stock Option Plan

On January 26, 1993, the Board of Directors approved the Company's 1992 Incentive Stock Option Plan (the "1992 Plan"). Under the terms of the 1992 Plan, the Company is authorized to grant incentive stock options to purchase shares of Class A common stock to officers and other employees of and consultants to the Company. The aggregate number of shares of Class A common stock which may be issued pursuant to the 1992 Plan is

812,000. Vesting is determined by the Board of Directors. All options issued were issued to employees and vested immediately upon issuance. All options granted under the 1992 Plan were converted to options to purchase common stock on May 28, 1998. At March 31, 2001, no options were available for future grant under the 1992 Plan.

1997 Stock Plan

In October 1997, the Board of Directors approved the Company's 1997 Stock Plan (the "Plan"), and authorized that 500,000 shares of Class A common stock be reserved for issuance under such plan. Under the terms of the Plan, the Company is authorized to grant incentive stock options and non-qualified stock options, as well as awards and direct purchases of Class A common stock to employees, consultants, directors and officers of the Company. In March 1998, the Board of Directors voted to amend the Stock Plan to provide, among other things, that the number of shares reserved for issuance under the Stock Plan be increased from 500,000 shares of Class A common stock to 1,500,000 shares of Class A common stock. In connection with the conversion of Class A common stock to common stock as part of the initial public offering, all options granted and available for grant under the Plan were converted to options to purchase common stock on May 28, 1998. In March 1999, the Board of Directors voted to increase the authorized number of shares for issuance under the Plan to 3,000,000, which vote was ratified and approved by the Company's shareholders at the July 28, 1999 Annual Meeting of Shareholders.

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

Stock Option Activity

The option activity for the years ended March 31, 2001, 2000 and 1999 was as follows:

                                             2001                               2000                               1999
                                 --------------------------         --------------------------         --------------------------
                                                    Weighted                          Weighted                           Weighted
                                    Number           Average          Number           Average           Number          Average
                                      of            Exercise            of             Exercise           of             Exercise
                                    Shares           Price            Shares            Price            Shares            Price
                                 ----------          ------         ----------          ------         ----------          ------
Outstanding options at
  beginning of year:              1,990,625          $ 5.64          1,908,125          $ 6.23            649,510          $ 6.41
     Granted                      1,019,000            4.28            590,000            4.34          1,502,500            7.70
     Exercised                      (26,000)           4.97                 --              --            (63,260)           6.01
     Cancelled                     (726,625)           5.39           (507,500)           6.34           (180,625)          12.98
                                 ----------          ------         ----------          ------         ----------          ------
Outstanding options at
  end of year                     2,257,000            5.08          1,990,625            5.64          1,908,125          $ 6.23
                                 ==========          ======         ==========          ======         ==========          ======
Exercisable at end of year        1,085,625            5.47            846,377            5.43            542,000          $ 4.98
                                 ==========          ======         ==========          ======         ==========          ======
Available for future grant
  at end of year                    932,750              --          1,043,500              --          1,306,625              --
                                 ==========          ======         ==========          ======         ==========          ======
Weighted average fair
  value of options granted
  during the year                $     3.77                         $     3.19                         $     4.29
                                 ==========                         ==========                         ==========

The following table summarizes stock options outstanding at March 31, 2001:


                                              OPTIONS OUTSTANDING                                 OPTIONS EXERCISABLE
                                ---------------------------------------------------        ------------------------------
                                                   WEIGHTED
                                                    AVERAGE             WEIGHTED                                WEIGHTED
                                                    REMAINING            AVERAGE                                 AVERAGE
   RANGE OF                        NUMBER          CONTRACTUAL           EXERCISE            NUMBER             EXERCISE
EXERCISE PRICE                  OUTSTANDING            LIFE                PRICE           EXERCISABLE            PRICE
--------------                  -----------        -----------          ----------         -----------          ---------
    $  0.91                       277,000              4.44               $   0.91             277,000           $   0.91
       2.38                       168,000              9.68                   2.38                  --                 --
       2.63                        30,000              9.93                   2.63                  --                 --
       3.63                        46,000              9.18                   3.63                  --                 --
       3.81                        90,000              8.40                   3.81              70,000               3.81
       3.88                        36,000              8.67                   3.88              12,000               3.88
       4.00                        64,000              9.55                   4.00                  --                 --
       4.13                       109,000              8.57                   4.13              21,000               4.13
       4.25                        60,000              6.78                   4.25              60,000               4.25
       4.69                       263,000              9.42                   4.69                  --                 --
       5.05                        45,000              9.30                   5.05                  --                 --
       5.06                       614,000              7.94                   5.06             364,333               5.06
       5.25                        60,000              9.09                   5.25                  --                 --
       5.31                        45,000              9.04                   5.31                  --                 --
       7.13                         8,000              8.91                   7.13               2,667               7.13
       8.38                        15,000              9.01                   8.38                  --                 --
       9.00                       136,750              6.87                   9.00             136,750               9.00
      13.00                        73,250              7.14                  13.00              53,375              13.00
      13.44                        40,000              7.16                  13.44              20,000              13.44
      14.13                        60,000              7.53                  14.13              60,000              14.13
      15.00                        17,000              7.47                  15.00               8,500              15.00
                                ---------                                                    ---------
$0.91 - $15.00                  2,257,000              7.91               $   5.07           1,085,625           $   5.45
                                =========                                                    =========


Pro forma information regarding net income (loss) and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee share options under the fair value method of that statement. The fair value for employee options granted during this year was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

                                                    For the Year Ended
                                         -----------------------------------------
                                         March 31,       March 31,       March 31,
                                           2001            2000            1999
                                         ---------       ---------       ---------
Risk free interest rate                 4.7 - 6.6%         5.6%         4.2 - 6.7%
Volatility                                 118%             80%             80%
Dividend yield                              --              --              --
Expected life in years                    4 years         4 years         4 years

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period, which includes actual accelerated vesting entitlements during the year.

The Company's pro forma information follows (in thousands except for earnings per share information):

                                                                   For the Year Ended
                                             -----------------------------------------------------------
                                                March 31,              March 31,              March 31,
                                                  2001                   2000                   1999
                                             -------------          -------------          -------------
Pro forma net income (loss)                  $  (3,812,000)         $  (2,032,000)         $   6,267,000
                                             =============          =============          =============
Pro forma earnings per share (basic)         $       (0.29)         $       (0.16)         $        0.50
                                             =============          =============          =============
Pro forma earnings per share                 $       (0.29)         $       (0.15)         $        0.49
                                             =============          =============          =============

The effect on net income and earnings per share may not be indicative of the effects in future years as options vest over several years and the Company continues to grant stock options to new employees.

8.   EARNINGS PER SHARE

The following table sets forth per share earnings for the year ended March 31, 2001 and 2000:

                                                                                  For the Year Ended
                                                                           -------------------------------
                                                                              March 31,          March 31,
                                                                               2001                2000
                                                                           -----------         -----------
Numerator:
    Net income (numerator for earnings per common share and
     earnings per common share assuming dilution)                          $    25,511         $    19,197
                                                                           -----------         -----------
Denominator:
    Denominator for basic earnings per share - weighted average
     shares                                                                 12,997,765          12,925,059
    Effect of dilutive securities:
       Employee stock options                                                  215,003             328,867
                                                                           -----------         -----------
    Denominator for diluted earnings per share - adjusted weighted
     average shares and assumed conversions                                 13,212,768          13,253,926
                                                                           ===========         ===========
Basic earnings per share                                                   $      0.00         $      0.00
                                                                                               -----------
Diluted earnings per share                                                 $      0.00         $      0.00
                                                                           ===========         ===========

In addition, as of March 31, 2001 and 2000, there were options outstanding to purchase 1,782,000 and 235,125 shares, respectively, that are potentially anti-dilutive.

9.   MAJOR CUSTOMERS

The nature of the Company's services results in the Company deriving significant amounts of revenue from certain customers in a particular year. For the year ended March 31, 2001, two customers accounted for 27.2% and 12.5% of the Company's revenues. At March 31, 2001, these customers accounted for 35.1% and 0.2% of accounts receivable. For the year ended March 31, 2000, two customers accounted for 25.5% and 11.3% of the Company's revenue. At March 31, 2000, these customers accounted for 24.0% and 10.5% of accounts receivable. For the year ended March 31, 1999, three customers accounted for 18.4%, 16.4% and 13.8% of the Company's revenues. At March 31, 1999, these customers represented 29.7%, 1.1% and 6.4% of accounts receivable.

10.   EMPLOYEE RETIREMENT PLAN

The Company maintains a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code for eligible employees (the "401(k) Plan"). The 401(k) Plan is funded by employee contributions of up to 15% of gross compensation and by discretionary Company contributions. In accordance with the provisions of the 401(k) Plan, employees may make tax-deferred contributions and the Company, at its discretion, may match 50% of employee contributions up to 5% of their earnings. The Company may also elect to make additional contributions to the plan. Company contributions vest over five years of employment. Company contributions amounted to $357,998, $391,067 and $477,365 for the years ended March 31, 2001, 2000 and 1999, respectively.

11.   SEGMENT INFORMATION

The Company operates in a single business segment, which offers similar products and services. The Company's products are similar in nature, providing information technology strategy consulting and systems integration services to customers primarily in the financial services industry, with a primary focus on banks.

12.   LONG-TERM INVESTMENT

On September 8, 2000, the Company made a $3 million preferred stock investment, representing a minority interest, in S2 Systems, Inc., a software solution provider in the banking and diversified financial services markets. The investment is stated at cost.

13.   COMMITMENTS

The Company leases its facilities and other equipment under operating leases. Rent expense recognized under these leases during the fiscal years ended March 31, 2001, 2000 and 1999 totaled approximately $639,000, $546,000 and $519,000, respectively. Future minimum lease payments due under noncancelable operating leases are as follows:

                                                 Required Minimum
                                                     Payments
                                                 -----------------
                                                  (in thousands)
    Year ending March 31:
       2002                                           $   700
       2003                                               719
       2004                                               718
       2005                                               741
       2006                                                --
                                                       ------
    Total minimum lease payments                       $2,878
                                                       ======

There were no capital leases outstanding as of March 31, 2001.

14.   SUBSEQUENT EVENT

On April 20, 2001, we reduced our headcount by 37 employees and expect to take a pre-tax restructuring charge of approximately $925,000.

15.   SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table presents unaudited quarterly financial information for the years ended March 31, 2001 and 2000 (in thousands, expect per share data):

                                                            For the Quarters Ended
                                         -----------------------------------------------------------------
                                         June 30,       September 30,      December 31,         March 31,
                                           2000             2000                2000                2001
                                         --------       -------------      ------------         ---------
Revenue                                  $9,527            $10,467            $ 8,223             $ 5,918
Income (loss) from operations                 4                594               (307)             (2,159)
Net income (loss)                           290                621                112                (997)
Basic earnings per share                 $ 0.02            $  0.05            $  0.01             $ (0.08)
Diluted earnings per share               $ 0.02            $  0.05            $  0.01             $ (0.08)


                                                               For the Quarters Ended
                                         ----------------------------------------------------------------------
                                          June 30,          September 30,        December 31,         March 31,
                                           1999                1999                1999                2000
                                         --------             -------             -------             ---------
Revenue                                  $ 10,251             $ 6,789             $ 8,111             $10,036
Income (loss) from operations                 (46)             (1,781)               (467)                600
Net income (loss)                             204                (805)                 (9)                629
Basic earnings per share                 $   0.02             $ (0.06)            $  0.00             $  0.05
Diluted earnings per share               $   0.02             $ (0.06)            $  0.00             $  0.05


SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

The following schedule depicts the allowance for doubtful accounts for the years ended March 31, 1999, 2000 and 2001 (in thousands):

                                         Balance at          Charged to         Charged to Other          Balance at
         Allowance                       Beginning            Cost and             Accounts -               End of
  for Doubtful Accounts                  of Period            Expenses             Write-Offs               Period
  ---------------------                  ---------            --------          ----------------          ----------
Year Ended March 31, 1999                  $375                 $352               $   2                     $725
Year Ended March 31, 2000                   725                  (75)                 --                      650
Year Ended March 31, 2001                   650                    7                 282                      375

ITEM 9: CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

There have been no changes in or disagreements with PricewaterhouseCoopers LLP on accounting or financial disclosure matters during the Company's most recent fiscal year.

                                    PART III

ITEM 10:   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information under the Sections "Election of Directors," "Occupations of Directors and Executive Officers," and "16(a) Beneficial Ownership Reporting Compliance," of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on July 26, 2001, to be filed with the Commission not later than 120 days after the close of the Company's fiscal year ended March 31, 2001, is hereby incorporated by reference.

ITEM 11: EXECUTIVE COMPENSATION

The information under the Sections "Compensation and Other Information Concerning Directors and Officers" and "Stock Performance Graph" of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on July 26, 2001, to be filed with the Commission not later than 120 days after the close of the Company's fiscal year ended March 31, 2001, is hereby incorporated by reference.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information under the Section "Securities Ownership of Certain Beneficial Owners and Management" of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on July 26, 2001, to be filed with the Commission not later than 120 days after the close of the Company's fiscal year ended March 31, 2001, is hereby incorporated by reference.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information under the Sections "Compensation and Other Information Concerning Directors and Officers" and "Certain Relationships and Related Transactions" of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on July 26, 2001, to be filed with the Commission not later than 120 days after the close of the Company's fiscal year ended March 31, 2001, is hereby incorporated by reference.

                                     PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   The following documents are filed as part of this Annual Report on Form
      10-K:

      1. Consolidated Financial Statements - See "Index to Consolidated Financial Statements" at Item 8 and incorporated herein by reference.

      2. Financial Statement Schedules - Schedule II, Valuation and Qualifying Accounts, is listed in the Index to Consolidated Financial Statements, is included on page 31 and is filed as part of this report. All other schedules to the consolidated financial statements are omitted, as the required information is either inapplicable or presented in the financial statements or related notes.

      3. List of Exhibits - The Exhibits which are filed with this Report or which are incorporated by reference herein are set forth in the
            Exhibit Index, which appears immediately preceding the Exhibits.

(b) Reports on Form 8-K - There were no reports on Form 8-K filed by the Company during the fourth quarter of fiscal year ended March 31, 2001.

(c) Exhibits - The Exhibits which are filed with this Report or which are incorporated by reference herein are set forth in the Exhibit index, which appears immediately preceding the Exhibits.

(d) Financial Statement Schedule - The Company hereby files as part of this Form 10-K the consolidated financial statement schedule listed in Item 14(a)(2) above, which is attached hereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


ATLANTIC DATA SERVICES, INC.                                      Date

By:      /s/ Robert W. Howe                                       June 25, 2001
         -------------------------------
         Chairman of the Board and
           Chief Executive Officer

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


         Signature                             Title                                                Date
         /s/ Robert W. Howe                    Chairman of the Board and Chief                      June 25, 2001
         -------------------------------         Executive Officer (Principal Executive
         (Robert W. Howe)                        Officer)


         /s/ William H. Gallagher              President, Chief Operating Officer                   June 25, 2001
         -------------------------------         and Director
         (William H. Gallagher)

         /s/ Paul K. McGrath                   Senior Vice President and Chief                      June 25, 2001
         -------------------------------         Financial Officer (Principal Financial
         (Paul K. McGrath)                       and Accounting Officer)


         /s/ Richard D. Driscoll               Director                                             June 25, 2001
         -------------------------------
         (Richard D. Driscoll)

         /s/ David C. Hodgson                  Director                                             June 25, 2001
         -------------------------------
         (David C. Hodgson)

         /s/ Lee M. Kennedy                    Director                                             June 25, 2001
         -------------------------------
         (Lee M. Kennedy)

         /s/ George F. Raymond                 Director                                             June 25, 2001
         -------------------------------
         (George F. Raymond)

                                  EXHIBIT INDEX

No.                                      Description
================================================================================
3.01        Second Amended and Restated Articles of Organization of the Company
            (Incorporated by reference to the Company's Registration Statement on Form S-1 filed March 26, 1998 (File No. 333-48703))

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

10.13+      Employment Agreement between the Company and Paul James Lynch dated
            October 12, 1998 (Incorporated by reference to the Company's Annual
            Report on Form 10-K filed June 25, 1999 (File No. 000-24193))

10.14+ Employment Agreement between the Company and Francis A. Ruggieri dated April 5, 2000 (Incorporated by reference to the Company's
            Annual Report on Form 10-K filed June 21, 2000 (File No. 000-24193))

10.15+      Employment Agreement between the Company and Lucy A. Flynn dated
            April 17, 2000 (Incorporated by reference to the Company's Annual
            Report on Form 10-K filed June 21, 2000 (File No. 000-24193))

No.                                      Description
================================================================================
10.16*+     Employment Agreement between the Company and Erik C. Golz dated
            March 26, 2001

10.17       Registration Rights Agreement dated March 25, 1998 by and among the
            Company and Certain Stockholders (Incorporated by reference to the Company's Registration Statement on Form S-1 filed March 26, 1998
            (File No. 333-48703))

10.18       Lease Agreement between the Company and National Fire Protection
            Association dated April 1, 1995, as amended July 31, 1998 and
            January 15, 1997 (Incorporated by reference to the Company's
            Registration Statement on Form S-1 filed March 26, 1998 (File No.
            333-48703))

10.19       Third Amendment - Lease Agreement between the Company and National
            Fire Protection Association dated October 15, 1998 (Incorporated by reference the Company's Annual Report on Form 10-K filed June 25,
            1999 (File No. 000-24193))

10.20       Fourth Amendment - Lease Agreement between the Company and National
            Fire Protection Association dated May 1, 1999 (Incorporated by reference the Company's Annual Report on Form 10-K filed June 25,
            1999 (File No. 000-24193))

10.21       Agreement for Exercise of Option between the Company and National
            Fire Protection Association dated November 23, 1999 (Incorporated by reference to the Company's Annual Report on Form 10-K filed June 21,
            2000 (File No. 000-24193))

10.22       Alliance Agreement between the Company and Brokat Financial Systems,
            Inc. dated October 27, 1999 (Incorporated by reference to the Company's Annual Report on Form 10-K filed June 21, 2000 (File No.
            000-24193))

10.23 Alliance Agreement between the Company and Corillian Corporation dated January 7, 1999 (Incorporated by reference to the Company's
            Annual Report on Form 10-K filed June 21, 2000 (File No. 000-24193))

21.01*      Subsidiaries of the Company

23.01*      Consent of PricewaterhouseCoopers LLP

24.01*      Power of Attorney (included on Signature Page hereto)


*  Filed herewith

+ Indicates management contract or a compensatory plan, contract or arrangement.