Form 10-Q
period 2001-06-01
ATLANTIC DATA SERVICES INC
filed 2001-08-14
CIK 1052773

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended JUNE 30, 2001

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

As of August 10, 2001, there were 13,023,126 shares of the Registrant's Common Stock, $.01 par value per share, outstanding.

                          ATLANTIC DATA SERVICES, INC.

                                TABLE OF CONTENTS


                                                                                                        Page
                                                                                                        ----
PART I - FINANCIAL INFORMATION

ITEM 1:    Financial Statements

Condensed Consolidated Balance Sheets as of June 30, 2001 (Unaudited)
  and March 31, 2001                                                                                       3

Condensed Consolidated Statements of Operations for the Three Months
  Ended June 30, 2001 and 2000 (Unaudited)                                                                 4

Condensed Consolidated Statements of Cash Flows for the Three Months
 Ended June 30, 2001 and 2000 (Unaudited)                                                                  5

Notes to Condensed Consolidated Financial Statements                                                       6

ITEM 2:    Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                                                           9

ITEM 3:    Quantitative and Qualitative Disclosures about Market Risk                                     12


PART II - OTHER INFORMATION

ITEM 2:    Changes in Securities and Use of Proceeds                                                      13

ITEM 6:    Exhibits and Reports on Form 8-K                                                               13


SIGNATURES                                                                                                14

                                     PART I

ITEM 1:  Financial Statements

                          ATLANTIC DATA SERVICES, INC.

                      Condensed Consolidated Balance Sheets
                      (in thousands, except per share data)

                                                                          JUNE 30,         MARCH 31,
                                                                            2001             2001
                                                                         -----------      ---------
                                                                         (Unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                                             $ 32,361       $ 36,655
     Accounts receivable, net of allowances for doubtful accounts of
      $425 at June 30, 2001 and $375 at March 31, 2001                        2,167          3,090
     Prepaid expenses                                                           673            243
     Deferred taxes                                                            --              464
                                                                           --------       --------
         Total current assets                                                35,201         40,452
Long-term investment                                                          3,000          3,000
Property and equipment, net                                                     958            629
Acquired intangible assets                                                    1,100           --
Goodwill                                                                      1,291           --
Other assets                                                                    317            536
                                                                           --------       --------
TOTAL ASSETS                                                               $ 41,867       $ 44,617
                                                                           ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

     Accounts payable                                                      $    425       $    538
     Accrued expenses and other liabilities                                   2,363          2,828
     Billings in excess of costs and estimated earnings                        --               86
                                                                           --------       --------
         Total current liabilities                                            2,788          3,452
                                                                           --------       --------
Commitments

Stockholders' equity:
     Preferred stock, $.01 par value, 1,000,000 authorized, no shares
       issued or outstanding                                                   --             --
     Common stock, $.01 par value, 60,000,000 shares authorized,
       13,135,126 shares issued and 13,023,126 outstanding at
       June 30, 2001 and 13,135,126 shares issued and
       13,023,126 outstanding at March 31, 2001                                 131            131
     Additional paid-in capital                                              27,537         26,900
     Retained earnings                                                       11,436         14,159
     Treasury stock (112,000 shares carried at cost)                            (25)           (25)
                                                                           --------       --------
         Total stockholders' equity                                          39,079         41,165
                                                                           --------       --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $ 41,867       $ 44,617
                                                                           ========       ========


See accompanying Notes to Condensed Consolidated Financial Statements.

                          ATLANTIC DATA SERVICES, INC.

                 Condensed Consolidated Statements of Operations
                      (in thousands, except per share data)
                                   (Unaudited)

                                                              Three Months Ended
                                                                   June 30,
                                                           -----------------------
                                                              2001           2000
                                                           --------       --------
Revenues                                                   $  4,554       $  9,527
Cost of revenues                                              3,757          6,692
                                                           --------       --------
Gross profit                                                    797          2,835
                                                           --------       --------
Operating expenses:
     Sales and marketing                                        998          1,005
     General and administrative                               1,583          1,826
     Restructuring expense                                      925           --
                                                           --------       --------
         Total operating expenses                             3,506          2,831
                                                           --------       --------
Income (loss) from operations                                (2,709)             4
Interest income, net                                            372            536
                                                           --------       --------
Income (loss) before provision for income taxes              (2,337)           540
Provision for income taxes                                      386            250
                                                           --------       --------
         Net income (loss)                                 $ (2,723)      $    290
                                                           ========       ========
Basic earnings per share                                   $  (0.21)      $   0.02
                                                           ========       ========
Diluted earnings per share                                 $  (0.21)      $   0.02
                                                           ========       ========
Shares used in computing earnings per share (basic)          13,023         12,985
                                                           ========       ========
Shares used in computing earnings per share (diluted)        13,023         13,234
                                                           ========       ========


See accompanying Notes to Condensed Consolidated Financial Statements.

                          ATLANTIC DATA SERVICES, INC.

                 Condensed Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)

                                                                                      THREE MONTHS ENDED
                                                                                           JUNE 30,
                                                                                   -----------------------
                                                                                      2001           2000
                                                                                   ---------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                                                                  $ (2,723)      $    290
Adjustments to reconcile net income (loss) to net cash used in operating activities:
     Depreciation and amortization                                                       84            129
     Deferred taxes                                                                     464            113
     Provision for bad debts                                                            (50)          --
     Change in assets and liabilities (net of effect of acquisition):
         Accounts receivable                                                            973           (808)
         Prepaid expenses and other assets                                             (202)           (79)
         Accounts payable                                                              (113)            (6)
         Accrued expenses and other liabilities                                        (641)        (1,372)
         Billings in excess of costs and estimated earnings on
          contracts                                                                     (86)           (42)
         Federal and state income taxes                                                --                5
                                                                                   --------       --------
Net cash used in operating activities                                                (2,294)        (1,770)
                                                                                   --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of assets                                                                (2,000)          --
Purchase of property and equipment                                                     --              (56)
                                                                                   --------       --------
Net cash used in investing activities                                                (2,000)           (56)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from exercise of stock options under stock option plans                       --               51
                                                                                   --------       --------
Net cash provided by financing activities                                              --               51
                                                                                   --------       --------
Net decrease in cash and cash equivalents                                            (4,294)        (1,775)

Cash and cash equivalents, beginning of period                                       36,655         38,347
                                                                                   --------       --------
Cash and cash equivalents, end of period                                           $ 32,361       $ 36,572
                                                                                   ========       ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
     Taxes                                                                         $     13       $    277
                                                                                   ========       ========


See accompanying Notes to Condensed Consolidated Financial Statements.

                          ATLANTIC DATA SERVICES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                  June 30, 2001

1.       BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by Atlantic Data Services, Inc. (the "Company") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for future periods of the full fiscal year. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes included in the Company's Annual Report on Form 10-K for the year ended March 31, 2001.

The balance sheet at March 31, 2001 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

Included in revenues are reimbursable contract-related travel and entertainment expenses of $620,000 and $1.7 million for the quarters ended June 30, 2001 and 2000, respectively, which are separately billed to clients.

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

3.       EARNINGS PER SHARE

The following table sets forth the computation of basic earnings per share and diluted earnings per share for the three months ended June 30, 2001 and 2000:

                                                                        THREE MONTHS ENDED
                                                                            JUNE 30,
                                                                    -----------------------
                                                                       2001          2000
                                                                    ---------      --------
                                                                    (in thousands, except
                                                                       per share data)
Numerator:
Net income (loss) (numerator for basic earnings per share
  and diluted earnings per share)                                   $ (2,723)      $    290
                                                                    --------       --------
Denominator:
Denominator for basic earnings per share - weighted average
  shares                                                              13,023         12,985
Effect of dilutive securities:
     Employee stock options                                             --              249
                                                                    --------       --------
         Denominator for diluted earnings per share - adjusted
           weighted average and assumed conversions                   13,023         13,234
                                                                    --------       --------
Basic earnings per share                                            $  (0.21)      $   0.02
                                                                    ========       ========
Diluted earnings per share                                          $  (0.21)      $   0.02
                                                                    ========       ========

In addition, as of June 30, 2001, there were options outstanding to purchase 1,422,500 shares that are potentially anti-dilutive.

4.       MAJOR CUSTOMERS

The nature of the Company's services results in the Company deriving significant amounts of revenue from certain customers in a particular period. For the quarter ended June 30, 2001, two customers accounted for 46.8% and 16.4% of the Company's revenues. For the quarter ended June 30, 2000, two customers accounted for 25.1% and 17.1% of the Company's revenues.

5.       LONG-TERM INVESTMENT

On September 8, 2000, the Company made a $3 million preferred stock investment, representing a minority interest, in S2 Systems, Inc., a software solution provider in the banking and diversified financial services markets. The investment is stated at cost.

6.       INCOME TAXES

In assessing the realizability of net deferred tax assets, management considers whether it is more likely than not that some portion of the net deferred tax assets will not be realized in the foreseeable future. The ultimate realization of net deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. As such, management has established a valuation allowance against the net deferred tax assets at June 30, 2001 to bring the amount to its estimated realizable value of $174,000.

7.       RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets."

SFAS No. 141 requires that all business combinations be accounted for under the purchase method and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method which were initiated before but completed after June 30, 2001.

SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic testing of the goodwill for impairment and that intangible assets other than goodwill be amortized over their estimated useful lives. The provisions of SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001. However, early adoption of SFAS 142 will be permitted for companies with a fiscal year beginning after March 15, 2001, provided their first quarter financial statements have not been previously issued. The Company has early adopted SFAS No. 142 as of April 1, 2001. Since the Company had no goodwill or other intangible assets at the date of adoption there is no effect on prior period financial results.

8.       BUSINESS COMBINATIONS

On June 29, 2001, the Company acquired substantially all of the assets (including intangibles and goodwill) of Cool Springs Associates, Inc. d/b/a EarningsInsights ("EarningsInsights") for $2,000,000 in cash and approximately $637,000 in warrants. EarningsInsights, headquartered in Nashville, Tennessee, is a private company that implements customer profitability methodologies exclusively licensed to it by First Manhattan Consulting Group, Inc. ("FMCG") and incorporates these methodologies into an application service provider ("ASP")-delivered CRM profitability model offered primarily to mid-tier financial institutions and small banks.

The acquisition has been accounted for under the purchase method and, accordingly, the purchase price was allocated to assets acquired and liabilities assumed based on their estimated fair value at June 29, 2001, as follows (in thousands):

          Property, plant and equipment      $  412
          Other assets                            9
          Intangibles                         1,100
          Goodwill                            1,291
                                             ------
            Total                            $2,812
                                             ======

     The purchase price is comprised of the following (in thousands):

          Cash                               $2,000
          Fair value of warrant                 637
          Assumed liabilities                    25
          Transaction costs                     150
                                             ------
            Total                            $2,812
                                             ------

The unaudited pro forma consolidated information for the three months ended June 30, 2001 and 2000, determined as if the EarningsInsights acquisition had occurred on April 1 of each period would have resulted in the following:

                                          June 30, 2001              June 30, 2000
                                           (Unaudited)                (Unaudited)
                                    ------------------------    -----------------------
                                    As Reported    Pro Forma    As Reported   Pro Forma
                                    -----------    ---------    -----------   ---------
Revenues                              $ 4,554       $ 4,577       $ 9,527      $ 9,527
Income (loss) from operations          (2,709)       (3,115)            4         (201)
Net income (loss)                      (2,723)       (3,125)          290          104

Basic earnings (loss) per share       $ (0.21)      $ (0.24)      $  0.02      $  0.01
Diluted earnings (loss) per share       (0.21)        (0.24)         0.02         0.01

The unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of results of operations in future periods or results that would have been achieved had the Company and the acquired company been combined during the specified periods.

The Company is required to pay to EarningsInsights an additional cash payment within 75 days after the end of each twelve-month period ending on June 29, 2002, June 29, 2003 and June 29, 2004 equal to 50% of the net income (as defined in the Asset Purchase Agreement) recognized by the Company that is attributable to the operation of the former business of EarningsInsights by the Company. Such cash payments will not exceed (i) $100,000 for the period ending on June 29, 2002, (ii) $200,000 for the period ending on June 29, 2003 and (iii) $300,000 for the period ending on June 29, 2004.

9.       ACQUIRED INTANGIBLE ASSETS

The acquired intangible assets were purchased on June 29, 2001, and are being amortized on a straight-line basis over three years.

                                                   As of June 30, 2001
                                            -------------------------------
                                            Gross Carrying     Accumulated
                                                Amount         Amortization
                                            --------------     ------------
                                                    (in thousands)
Acquired Intangible Assets:
   Purchased technology                        $1,100             $0

Estimated Amortization Expense:
   For the year ended March 31, 2002             $275
   For the year ended March 31, 2003              367
   For the year ended March 31, 2004              367
   For the year ended March 31, 2005               91

10.      GOODWILL

The goodwill acquired during the quarter ended June 30, 2001 was $1,291,000. The balance as of April 1, 2001 was $0.

                          ATLANTIC DATA SERVICES, INC.

                           FORWARD LOOKING STATEMENTS

This Report includes forward-looking statements, which are made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. You can identify these forward-looking statements when you see us using words such as "expect," "anticipate," "believe," "intend," "may," "predict," and other similar expressions. These forward-looking statements cover, among other items: events, conditions and financial trends that may affect the Company's future plans of operation, business strategy, growth of operations and financial position, including statements regarding revenue and earnings/loss per share projections, variability of revenues and operating results, intended capital expenditures for fiscal 2002, impact of recent acquisitions on earnings, adequacy of capital resources, dependence on the financial services industry, dependence upon a limited number of customers, decreased utilization rates, liquidity expectations, variability in revenues from our practice areas and interest rate risks. Any forward-looking statements are not guarantees of future performance and are necessarily subject to a number of risks and uncertainties, some of which are beyond our control. Because of these risks and uncertainties, the forward-looking events discussed in this Report might not transpire.

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

Our revenues are derived primarily from professional fees billed to customers on a time and materials basis, or, in certain instances, on a fixed price basis. Included in revenues are reimbursable contract-related travel and entertainment expenses, which are separately billed to customers. Substantially all of our contracts, other than fixed price contracts, are terminable by the customer following limited notice and without significant penalty to the customer. Revenues from fixed price contracts represented approximately 2.6% and 4.0% of our revenues for the quarters ended June 30, 2001 and 2000, respectively.

We have derived, and expect to continue to derive, a significant portion of our revenues from a relatively limited number of customers. Revenues from our five largest customers for the quarters ended June 30, 2001 and 2000 were 82.5% and 67.2%, respectively, as a percentage of revenues. For the quarter ended June 30, 2001, FleetBoston Financial Corporation, Zions Bancorporation, IntraNet, Inc., a TSA Company, AAL Bank and Trust Co., FSB and Citizens Financial Corporation accounted for approximately 46.8%, 16.4%, 7.8%, 6.9% and 4.7%, respectively, of revenues. For the quarter ended June 30, 2000, FleetBoston Financial Corporation, Citizens Banking Corporation (MI), Brokat Financial Systems, Hudson United Bank Corporation, Inc. and Corillian Corporation accounted for approximately 25.1%, 17.1%, 8.9%, 8.2% and 7.8%, respectively, of revenues.

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

OUTLOOK

With respect to ADS' earnings projections for the future, we see no near term thawing of the IT spending freeze in the U.S. Further, in the near term, the acquisition of EarningsInsights will have a negative impact on earnings. Consequently, we are estimating our second quarter revenue will be in the $4.5 to $5.5 million range, with a per share net loss in the range of $.13 to $.06.

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

QUARTER ENDED JUNE 30, 2001 COMPARED TO QUARTER ENDED JUNE 30, 2000

REVENUES

Revenues decreased 52.2% for the quarter ended June 30, 2001 over the quarter ended June 30, 2000, from $9.5 million to $4.6 million. This decrease was predominately due to a 58.9% decrease in the volume of services delivered to customers due to the continued IT spending freeze in the U.S., which was slightly offset by a 22.1% increase in the average billing rate from $113 for the three months ended June 30, 2000 to $138 for the three months ended June 30, 2001.

COST OF REVENUES

Cost of revenues decreased 43.9% to $3.8 million from $6.7 million for the quarter ended June 30, 2001 compared to the quarter ended June 30, 2000, representing 82.5% and 70.2%, respectively, of revenues in each quarter. The dollar decrease in cost of revenues was primarily due to a decrease in billable personnel from 160 at June 30, 2000 to 80 at June 30, 2001. The increase in cost of revenues as a percentage of revenues is due to the aforementioned decrease in the volume of services delivered to customers.

SALES AND MARKETING

Sales and marketing expenses were $1.0 million for the quarters ended June 30, 2001 and June 30, 2000, representing 21.9% and 10.5% of revenues, respectively. The increase in sales and marketing expense as a percentage of revenues is due to the significant reduction in revenue from the prior year.

GENERAL AND ADMINISTRATIVE

General and administrative expenses decreased 13.3% to $1.6 million from $1.8 million for the quarter ended June 30, 2001 compared to the quarter ended June 30, 2000, representing 34.8% and 19.2% of revenues, respectively. The dollar decrease is primarily due to decreases in compensation and travel expense as a result of a decrease in the number of administrative personnel from 29 at June 30, 2000 to 19 at June 30, 2001. The increase in general and administrative expense as a percentage of revenues is due to the significant reduction in revenue from the prior year.

INTEREST INCOME, NET

Interest income, net decreased $164,000 from $536,000 for the quarter ended June 30, 2000 to $372,000 for the quarter ended June 30, 2001. This decrease was principally due to interest rate decreases and to lower cash balances.

PROVISION FOR INCOME TAXES

The net provision for income taxes increased $136,000 to $386,000 from $250,000 for the quarter ended June 30, 2001 compared to the quarter ended June 30, 2000. We have a provision for income taxes even though we have a loss before taxes because we have established a valuation allowance for our deferred tax assets that may not be realized in the foreseeable future. Our effective tax rate may vary from period to period depending on states in which we do business due to varying state and local statutory income tax rates and depending on our levels of profitability.

LIQUIDITY AND CAPITAL RESOURCES

We have no long-term debt and continue to operate primarily debt-free. Working capital was $32.4 million at June 30, 2001. Our days sales in accounts receivable at June 30, 2001 was 43 compared to 60 days at June 30, 2000. While we believe that the risk with respect to collection of accounts receivable is minimized by the creditworthiness of our customers, primarily banks and other financial institutions, and because of our credit and collection policies, there can be no assurance that we will not encounter collection problems in the future. We attempt to further minimize this risk by performing ongoing credit valuations of our customers and maintaining an allowance for potential credit losses. We believe that our allowance for doubtful accounts and collection policies are adequate.

We acquired $412,000 of fixed assets pursuant to the asset purchase agreement with EarningsInsights. Capital expenditures for the remainder of fiscal 2002 are expected to be approximately $400,000 and will be used principally for computers and other equipment.

On June 29, 2001, we acquired substantially all of the assets of Cool Springs Associates, Inc. d/b/a EarningsInsights, pursuant to an asset purchase agreement by and among us, EarningsInsights and certain stockholders of EarningsInsights. The purchase price for the acquisition consisted of a $2 million cash payment and the issuance by us of a warrant to purchase 300,000 shares of our common stock at exercise price of $5.08 per share. We paid the cash portion of the consideration for the acquired assets from our working capital.

We are required to pay to EarningsInsights an additional cash payment within 75 days after the end of each twelve-month period ending on June 29, 2002, June 29, 2003 and June 29, 2004 equal to 50% of the net income (as defined in the Asset Purchase Agreement) recognized by the Company that is attributable to the operation of the former business of EarningsInsights by the Company. Such cash payments will not exceed (i) $100,000 for the period ending on June 29, 2002,
(ii) $200,000 for the period ending on June 29, 2003 and (iii) $300,000 for the period ending on June 29, 2004.

In the near term, we expect that the acquisition of EarningsInsights will have a negative impact on earnings.

We expect that existing cash and cash equivalent balances, together with cash which may be provided from operations, will be sufficient to meet the Company's working capital and capital expenditure requirements for at least the next twelve months.

To date, inflation has not had a material impact on the Company's financial results.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets."

SFAS No. 141 requires that all business combinations be accounted for under the purchase method and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method which were initiated before but completed after June 30, 2001.

SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic testing of the goodwill for impairment and that intangible assets other than goodwill be amortized over their estimated useful lives. The provisions of SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001. However, early adoption of SFAS 142 will be permitted for companies with a fiscal year beginning after March 15, 2001, provided their first quarter financial statements have not been previously issued. The Company has early adopted SFAS 142 at the beginning of its current fiscal year. The Company anticipates that the early adoption of this pronouncement has no material impact on the Company's financial statements.

ITEM 3:  Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from changes in interest rates due to investments in instruments made for non-trading purposes. The interest rate risk relates primarily to our portfolio of short-term investment grade securities. As of June 30, 2001 we did not, nor do we intend to, use derivative financial instruments for speculative trading purposes.

The majority of our sales are denominated in U.S. dollars and take place in North America.

We believe that interest rate risk and foreign currency exchange rate risks are both immaterial to the Company.

                                     PART II

                                OTHER INFORMATION

ITEM 2:    CHANGES IN SECURITIES AND USE OF PROCEEDS

           (d)   Recent Sales of Unregistered Securities

                 On June 29, 2001, as partial consideration for our acquisition of substantially all the assets of Cool Springs Associates, Inc. d/b/a EarningsInsights ("EarningsInsights"), we issued a warrant to purchase 300,000 shares of our common stock at an exercise price of $5.08 per share to EarningsInsights (the "Warrant"), pursuant to the terms of an asset purchase agreement among us, EarningsInsights and certain stockholders of EarningsInsights. The Warrant is immediately exercisable and may be exercised through June 29, 2008. The amount of common stock issuable upon exercise of the Warrant is subject to adjustment for stock dividends or subdivision or combination of our common stock. The estimated value of the warrant is approximately $637,000. The Warrant is exempt from registration under the Securities Act of 1933, as amended (the "Act"), pursuant to Rule 504 and/or Rule 506 promulgated thereunder, since the aggregate offering price of the Warrant does not exceed $1,000,000 and/or EarningsInsights is the sole purchaser and qualifies as an "accredited investor" under Rule 506 of the Act.

ITEM 6:    EXHIBITS AND REPORTS ON FORM 8-K

           (a)   Exhibits

                 None.

           (b)   Reports on Form 8-K

                 On July 12, 2001, the Company filed a Form 8-K with the Securities and Exchange Commission announcing the acquisition of Cool Springs Associates, Inc. d/b/a EarningsInsights.

                 On August 10, 2001, the Company filed a Form 8-K/A with the Securities and Exchange Commission to amend Items 2 and 7 of the Form 8-K filed on July 12, 2001.

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  ATLANTIC DATA SERVICES, INC.



Date:  August 14, 2001            By: /s/ Robert W. Howe
                                  ------------------------------------
                                  Robert W. Howe
                                  Chairman and Chief Executive Officer


Date:  August 14, 2001            By: /s/ Paul K. McGrath
                                  ------------------------------------
                                  Paul K. McGrath
                                  Senior Vice President and Chief Financial
                                  Officer (Principal Financial and Accounting
                                  Officer)