Form 10-Q
period 2001-09-30
ATLANTIC DATA SERVICES INC
filed 2001-11-14
CIK 1052773

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number:    000-24193

Atlantic Data Services, Inc.

(Exact Name of Registrant as Specified in its Charter)

Massachusetts	04-2696393

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

One Batterymarch Park
Quincy, Massachusetts 02169

(Address of Principal Executive Offices) (Zip Code)

(617) 770 - 3333

(Registrant’s Telephone Number, Including Area Code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑ No  ☐

     As of November 9, 2001, there were 13,032,685 shares of the Registrant’s Common Stock, $.01 par value per share, outstanding.

ATLANTIC DATA SERVICES, INC.

PART I

ITEM 1: FINANCIAL STATEMENTS

ATLANTIC DATA SERVICES, INC.

Condensed Consolidated Balance Sheets
(in thousands, except per share data)

	September 30,	March 31,
	2001	2001

	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$31,516	$36,655
Accounts receivable, net of allowances for doubtful accounts of $450 at September 30, 2001 and $375 at March 31, 2001	3,048	3,090
Prepaid expenses	190	243
Deferred taxes	—	464

Total current assets	34,754	40,452
Long-term investment	—	3,000
Property and equipment, net	862	629
Acquired intangible assets, net	1,008	—
Goodwill	1,291	—
Other assets	329	536

Total assets	$38,244	$44,617

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$604	$538
Accrued expenses and other liabilities	2,064	2,828
Billings in excess of costs and estimated earnings	123	86

Total current liabilities	2,791	3,452

Commitments
Stockholders’ equity:
Preferred stock, $.01 par value, 1,000,000 authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 60,000,000 shares authorized, 13,144,685 shares issued and 13,032,685 outstanding at September 30, 2001 and 13,135,126 shares issued and 13,023,126 outstanding at March 31, 2001	131	131
Additional paid-in capital	27,554	26,900
Retained earnings	7,793	14,159
Treasury stock (112,000 shares carried at cost)	(25)	(25)

Total stockholders’ equity	35,453	41,165

Total liabilities and stockholders’ equity	$38,244	$44,617

     See accompanying Notes to Condensed Consolidated Financial Statements.

ATLANTIC DATA SERVICES, INC.

Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Revenues	$5,172	$10,467	$9,726	$19,995
Cost of revenues	3,550	6,783	7,308	13,476

Gross profit	1,622	3,684	2,418	6,519

Operating expenses:
Sales and marketing	887	1,294	1,885	2,299
General and administrative	1,677	1,796	3,259	3,622
Restructuring expense	—	—	925	—

Total operating expenses	2,564	3,090	6,069	5,921

Income (loss) from operations	(942)	594	(3,651)	598
Interest income, net	299	571	671	1,107
Write-down of investment	(3,000)	—	(3,000)	—

Income (loss) before provision for income taxes	(3,643)	1,165	(5,980)	1,705
Provision for income taxes	—	544	386	794

Net income (loss)	$(3,643)	$621	$(6,366)	$911

Basic earnings (loss) per share	$(0.28)	$0.05	$(0.49)	$0.07

Diluted earnings (loss) per share	$(0.28)	$0.05	$(0.49)	$0.07

Shares used in computing earnings per share (basic)	13,023	12,987	13,023	12,986

Shares used in computing earnings per share (diluted)	13,023	13,228	13,023	13,231

     See accompanying Notes to Condensed Consolidated Financial Statements.

ATLANTIC DATA SERVICES, INC.

Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended
	September 30,

	2001	2000

Cash flows from operating activities:
Net income (loss)	$(6,366)	$911
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	282	250
Write-down of investment	3,000	—
Deferred taxes	464	150
Provision for bad debts	(75)	60
Change in assets and liabilities (net of effect of acquisition):
Accounts receivable	117	(1,640)
Costs and estimated earnings in excess of billings	—	(82)
Prepaid expenses and other assets	270	(36)
Accounts payable	66	78
Accrued expenses and other liabilities	(939)	(824)
Billings in excess of costs and estimated earnings on contracts	37	(42)
Federal and state income taxes	—	42

Net cash used in operating activities	(3,144)	(1,133)

Cash flows from investing activities:
Long-term investment	—	(3,000)
Acquisition of assets	(2,000)	—
Purchase of property and equipment	(12)	(112)

Net cash used in investing activities	(2,012)	(3,112)
Cash flows from financing activities:
Proceeds from exercise of stock options under stock option plans	17	133

Net cash provided by financing activities	17	133

Net decrease in cash and cash equivalents	(5,139)	(4,112)
Cash and cash equivalents, beginning of period	36,655	38,347

Cash and cash equivalents, end of period	$31,516	$34,235

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Taxes	$40	$735

     See accompanying Notes to Condensed Consolidated Financial Statements.

ATLANTIC DATA SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2001

1. Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared by Atlantic Data Services, Inc. (the “Company”) in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for future periods of the full fiscal year. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2001.

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

     Revenue on fixed price contracts is recognized using the percentage of completion method of accounting and is adjusted monthly for the cumulative impact of any revision in estimates. The Company determines the percentage of its contracts by comparing costs incurred to date to total estimated costs. Contract costs include all direct labor and expenses related to the contract performance. An asset, “Costs and estimated earnings in excess of billings on contracts,” would represent revenues recognized in excess of amounts billed. The liability, “Billings in excess of costs and estimated earnings on contracts,” represents billings in excess of revenues recognized.

     Included in revenues are reimbursable contract-related travel and entertainment expenses of $909,000 and $1,734,000 for the quarters ended September 30, 2001 and 2000, respectively, and $1,529,000 and $3,424,000 for the six months ended September 30, 2001 and 2000, respectively, which are separately billed to clients.

     In the beginning of the fourth quarter of fiscal 2001, the Company adopted Staff Accounting Bulletin 101 (“SAB 101”), Revenue Recognition, which was issued by the Securities and Exchange Commission (“SEC”) in December 1999. SAB 101 outlines the basic criteria that must be met to recognize revenue and it provides guidance for presentation and disclosure of revenue recognition policies in financial statements filed with the SEC. Adoption of SAB 101 had no material impact on the Company’s reported revenues and results of operations.

Earnings Per Share

     The Company follows Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“FAS 128”). FAS 128 requires the presentation of two amounts, basic earnings per share and diluted earnings per share.

3. Earnings Per Share

     The following table sets forth the computation of basic earnings per share and diluted earnings per share for the three months ended September 30, 2001 and 2000:

	Three Months Ended
	September 30,

	2001	2000

	(in thousands, except
	per share data)

Numerator:
Net income (loss) (numerator for basic earnings per share and diluted earnings per share)	$(3,643)	$621

Denominator:
Denominator for basic earnings per share — weighted average shares	13,023	12,987
Effect of dilutive securities:
Employee stock options	—	241

Denominator for diluted earnings per share — adjusted weighted average and assumed conversions	13,023	13,228

Basic earnings (loss) per share	$(0.28)	$0.05

Diluted earnings (loss) per share	$(0.28)	$0.05

	Six Months Ended
	September 30,

	2001	2000

	(in thousands, except
	per share data)

Numerator:
Net income (loss) (numerator for basic earnings per share and diluted earnings per share)	$(6,366)	$911

Denominator:
Denominator for basic earnings per share — weighted average shares	13,023	12,986
Effect of dilutive securities:
Employee stock options	—	245

Denominator for diluted earnings per share — adjusted weighted average and assumed conversions	13,023	13,231

Basic earnings (loss) per share	$(0.49)	$0.07

Diluted earnings (loss) per share	$(0.49)	$0.07

     In addition, as of September 30, 2001 there were options outstanding to purchase 1,490,167 shares that are potentially anti-dilutive.

4. Major Customers

     The nature of the Company’s services results in the Company deriving significant amounts of revenue from certain customers in a particular period. For the quarter ended September 30, 2001, two customers accounted for 34.8% and 16.8% of the Company’s revenues. For the quarter ended September 30, 2000, two customers accounted for 27.1% and 14.9% of the Company’s revenues.

5. Long-Term Investment

     On September 8, 2000, the Company made a $3 million preferred stock investment, representing a minority interest, in S2 Systems, Inc., a software solution provider in the banking and diversified financial services markets. During the quarter ended September 30, 2001, we determined that our investment was permanently impaired and it was written-down to zero.

6. Income Taxes

     In assessing the realizability of net deferred tax assets, management considers whether it is more likely than not that some portion of the net deferred tax assets will not be realized in the foreseeable future. The ultimate realization of net deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. As such, management has established a valuation allowance against the net deferred tax assets at September 30, 2001 to bring the amount to its estimated realizable value of $174,000.

7. Recently Issued Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, “Business Combinations” (“FAS 141”) and No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”).

     FAS 141 requires that all business combinations be accounted for under the purchase method and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. FAS 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method which were initiated before but completed after June 30, 2001.

     FAS 142 requires that ratable amortization of goodwill be replaced with periodic testing of the goodwill for impairment and that intangible assets other than goodwill be amortized over their estimated useful lives. The provisions of FAS 142 will be effective for fiscal years beginning after December 15, 2001. However, early adoption of FAS 142 will be permitted for companies with a fiscal year beginning after March 15, 2001, provided their first quarter financial statements have not been previously issued. The Company has early adopted FAS 142 as of April 1, 2001. Since the Company had no goodwill or other intangible assets at the date of adoption there is no effect on prior period financial results.

8. Business Combinations

     On June 29, 2001, the Company acquired substantially all of the assets (including the intangibles and goodwill) of Cool Springs Associates, Inc. d/b/a EarningsInsights (“EarningsInsights”) for $2,000,000 in cash and warrants to purchase 300,000 shares of the Company’s common stock, valued at approximately $637,000. EarningsInsights, headquartered in Nashville, Tennessee, is a private company that implements customer profitability methodologies exclusively licensed to it by First Manhattan Consulting Group, Inc. (“FMCG”) and incorporates these methodologies into an application service provider-delivered CRM profitability model offered primarily to mid-tier financial institutions and small banks.

     The Company is required to pay to EarningsInsights an additional cash payment within 75 days after the end of each twelve-month period ending June 29, 2002, June 29, 2003 and June 29, 2004 equal to 50% of the net income (as defined in the Asset Purchase Agreement dated June 29, 2001 by and among the Company, EarningsInsights and certain stockholders of EarningsInsights) recognized by the Company that is attributable to the operation of the former business of EarningsInsights by the Company. Such cash payments will not exceed (i) $100,000 for the period ending on June 29, 2002, (ii) $200,000 for the period ending June 29, 2003 and (iii) $300,000 for the period ending on June 29, 2004.

     The acquisition has been accounted for under the purchase method and, accordingly, the purchase price was allocated to assets acquired and liabilities assumed based on their estimated fair value at June 29, 2001, as follows (in thousands):

Property, plant and equipment	$412
Other assets	9
Intangibles	1,100
Goodwill	1,291

Total	$2,812

     The purchase price is comprised of the following (in thousands):

Cash	$2,000
Fair value of warrant	637
Assumed liabilities	25
Transaction costs	150

Total	$2,812

     The unaudited pro forma consolidated information for the six months ended September 30, 2001 and 2000, determined as if the EarningsInsights acquisition had occurred on April 1 of each period would have resulted in the following:

	September 30, 2001		September 30, 2000
	(Unaudited)		(Unaudited)

	As Reported	Pro Forma	As Reported	Pro Forma

Revenues	$9,726	$9,749	$19,995	$20,013
Income (loss) from operations	(3,651)	(4,057)	598	(358)
Net income (loss)	(6,366)	(6,768)	911	424
Basic earnings (loss) per share	$(0.49)	$(0.52)	$0.07	$0.03
Diluted earnings (loss) per share	(0.49)	(0.52)	0.07	0.03

     The unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of results of operations in future periods or results that would have been achieved had the Company and the acquired company been combined during the specified periods.

9. Acquired Intangible Assets

     The acquired intangible assets of EarningsInsights were purchased by the Company on June 29, 2001 as described in detail in Note 8 above, and are being amortized on a straight-line basis over three years.

	As of September 30, 2001

	Gross Carrying	Accumulated
	Amount	Amortization

	(in thousands)
Acquired Intangible Assets:
Purchased technology	$1,100	$92
Estimated Amortization Expense:
For the year ended March 31, 2002	$275
For the year ended March 31, 2003	367
For the year ended March 31, 2004	367
For the year ended March 31, 2005	91

10. Goodwill

     The goodwill of EarningsInsights was acquired by the Company during the quarter ended June 30, 2001 for $1,291,000 as described in detail in Note 8 above. The balance as of April 1, 2001 was $0.

ATLANTIC DATA SERVICES, INC.

FORWARD LOOKING STATEMENTS

     This Report includes forward-looking statements, which are made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. You can identify these forward-looking statements when you see us using words such as “expect,” “anticipate,” “believe,” “intend,” “may,” “predict,” and other similar expressions. These forward-looking statements cover, among other items: events, conditions and financial trends that may affect the Company’s future plans of operation, business strategy, growth of operations and financial position, including statements regarding revenue and earnings/loss per share projections, variability of revenues and operating results, intended capital expenditures for fiscal 2002, impact of recent acquisitions on earnings, adequacy of capital resources, dependence on the financial services industry, dependence upon a limited number of customers, decreased utilization rates, liquidity expectations, variability in revenues from our practice areas and interest rate risks. Any forward-looking statements are not guarantees of future performance and are necessarily subject to a number of risks and uncertainties, some of which are beyond our control. Because of these risks and uncertainties, the forward-looking events discussed in this Report might not transpire.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                OPERATIONS

Overview

     Atlantic Data Services, Inc. (the “Company” or “ADS”) provides information technology (“IT”) strategy consulting and systems integration services to the financial services industry. We offer rapid, cost-effective IT solutions to the business challenges faced by financial services companies through our in-depth financial services experience, technological expertise and project management skills. Our service offerings are organized around four practice areas: e-Business, Customer Relationship Management (“CRM”), IT Strategy and Consulting, and Conversions and Consolidations.

     Our revenues are derived primarily from professional fees billed to customers on a time and materials basis, or, in certain instances, on a fixed price basis. Included in revenues are reimbursable contract-related travel and entertainment expenses, which are separately billed to customers. Substantially all of our contracts, other than fixed price contracts, are terminable by the customer following limited notice and without significant penalty to the customer. Revenues from fixed price contracts represented approximately 3.0% and 3.1% of our revenues for the quarters ended September 30, 2001 and 2000, respectively.

     We have derived, and expect to continue to derive, a significant portion of our revenues from a relatively limited number of customers. Revenues from our five largest customers for the quarters ended September 30, 2001 and 2000 were 74.9% and 69.7%, respectively, as a percentage of revenues. For the quarter ended September 30, 2001, FleetBoston Financial Corporation, Zions Bancorporation, Citizens Financial Corporation, General Motors Acceptance Corporation and IntraNet, Inc., a TSA Company, accounted for approximately 34.8%, 16.8%, 9.0%, 7.9% and 6.4%, respectively, of revenues. For the quarter ended September 30, 2000, FleetBoston Financial Corporation, Citizens Banking Corporation (MI), Corillian Corp., Brokat Financial and NBT Bancorp accounted for approximately 27.1%, 14.9%, 9.8%, 9.0% and 8.9%, respectively, of revenues.

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

Outlook

     With respect to ADS’ earnings projections for the future, with the continued uncertainty in the U.S. economy, we see no near term thawing of the IT spending freeze in the U.S. Further, in the near term, the acquisition of EarningsInsights will have a negative impact on earnings. Consequently, we are estimating our third quarter revenue will be in the $4.8 to $5.6 million range, with a per share net loss in the range of $(.09) to $(.03).

Variability of Quarterly Operating Results

     Variations in our revenues and operating results have occurred from quarter to quarter and may continue to occur as a result of a number of factors. Quarterly revenues and operating results can depend on:

•	the number, size and scope of customer projects commenced and completed during a quarter,

•	changes in employee utilization rates,

•	changes in average billing rates,

•	the number of working days in a quarter,

•	the timing of introduction of new service offerings, both by us and our competitors,

•	changes in pricing, both by us and our competitors,

•	loss of a significant customer,

•	increased competition from our competitors,

•	loss of key personnel,

•	other factors that adversely impact the financial services industry,

•	general economic conditions,

•	potential acquisitions and our ability to successfully integrate the acquired business or technologies into our existing business and operations, and

•	our ability to develop and introduce new service offerings, improve existing service offerings and develop and maintain the skills necessary to keep pace with changing technologies.

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

Quarter Ended September 30, 2001 Compared to Quarter Ended September 30, 2000

Revenues

     Revenues decreased 50.6% for the quarter ended September 30, 2001 over the quarter ended September 30, 2000, from $10.5 million to $5.2 million. This decrease was predominately due to a 57.7% decrease in the volume of services delivered to customers due to the continued IT spending freeze in the U.S., which was offset by a 15.4% increase in the average billing rate from $117 for the three months ended September 30, 2000 to $135 for the three months ended September, 2001.

Cost of Revenues

     Cost of revenues decreased 47.7% to $3.5 million from $6.8 million for the quarter ended September 30, 2001 compared to the quarter ended September 30, 2000, representing 68.6% and 64.8%, respectively, of revenues in each quarter. The dollar decrease in cost of revenues was primarily due to a decrease in billable personnel from 162 at September 30, 2000 to 94 at September 30, 2001. The increase in cost of revenues as a percentage of revenues is due to the aforementioned decrease in the volume of services delivered to customers.

Sales and Marketing

     Sales and marketing expenses decreased 31.4% to $900,000 from $1.3 million for the quarter ended September 30, 2001 compared to the quarter ended September 30, 2000, representing 17.2% and 12.4% of revenues, respectively. The dollar decrease resulted primarily from a decrease in our sales and marketing group from 23 employees at September 30, 2000 to 17 employees at September 30, 2001. The increase in sales and marketing expense as a percentage of revenues is due to the significant reduction in revenue from the prior year.

General and Administrative

     General and administrative expenses decreased 6.6% to $1.7 million from $1.8 million for the quarter ended September 30, 2001 compared to the quarter ended September 30, 2000, representing 32.4% and 17.2% of revenues, respectively. The dollar decrease is primarily due to decreases in compensation and travel expense as a result of a decrease in the number of administrative personnel from 31 at September 30, 2000 to 21 at September 30, 2001, offset in part by higher general and administrative expenses from the EarningsInsights acquisition. The increase in general and administrative expense as a percentage of revenues is due to the significant reduction in revenue from the prior year.

Interest Income, Net

     Interest income, net decreased $272,000 from $571,000 for the quarter ended September 30, 2000 to $299,000 for the quarter ended September 30, 2001. This decrease was principally due to interest rate decreases and to lower cash balances.

Provision for Income Taxes

     The provision for income taxes decreased $544,000 to $0 from $544,000 for the quarter ended September 30, 2001 compared to the quarter ended September 30, 2000. We did not have a provision for income taxes for the quarter ended September 30, 2001 because of the significant loss before taxes. Our effective tax rate may vary from period to period depending on states in which we do business due to varying state and local statutory income tax rates and depending on our levels of profitability.

Six Months Ended September 30, 2001 Compared to the Six Months Ended September 30, 2000

Revenues

     Revenues decreased 51.4% for the six months ended September 30, 2001 over the six months ended September 30, 2000, from $20.0 million to $10.0 million. This decrease was predominantly due to a 58.3% decrease in volume of services delivered to customers due to the continued IT spending freeze in the U.S., which was offset by an increase in the average billing rate of 19.1% from $115 for the six months ended September 30, 2000 to $137 for the six months ended September 30, 2001.

Cost of Revenues

     Cost of revenues decreased 45.8% to $7.3 million from $13.5 million for the six months ended September 30, 2001 compared to the six months ended September 30, 2000, representing 75.1% and 67.4%, respectively, of revenues in each period. The dollar decrease in cost of revenues was primarily due to a decrease in billable personnel from 162 at September 30, 2000 to 94 at September 30, 2001. The increase in cost of revenues as a percentage of revenues is due to the significant reduction in revenue from the prior year.

Sales and Marketing

     Sales and marketing expenses decreased 18.0% to $1.9 million from $2.3 million for the six months ended September 30, 2001 compared to the six months ended September 30, 2000, representing 19.4% and 11.5% of revenues, respectively. This decrease resulted primarily from a decrease in our sales and marketing group from 23 employees at September 30, 2000 to 17 employees at September 30, 2001. The increase in sales and marketing expense as a percentage of revenues is due to the significant reduction in revenue from the prior year.

General and Administrative

     General and administrative expenses decreased 10.0% to $3.3 million for the six months ended September 30, 2001 from $3.6 million for the six months ended September 30, 2000, representing 33.5% and 18.1% of revenues, respectively. The dollar decrease is primarily due to decreases in compensation expense as a result of a decrease in the number of administrative personnel from 31 at September 30, 2000 to 21 at September 30, 2001, offset in part by higher general and administrative expenses from the EarningsInsights acquisition. The percentage change is primarily due to the significant reduction in revenue from the prior year.

Interest Income, Net

     Interest income, net decreased $436,000 from $1.1 million for the six months ended September 30, 2000 to $700,000 for the six months ended September 30, 2001. This decrease was principally due to interest rate decreases and lower cash balances.

Provision for Income Taxes

     The provision for income taxes decreased $408,000 to $386,000 from $794,000 for the six months ended September 30, 2001 compared to the six months ended September 30, 2000. We have a provision for income taxes even though we have a loss before taxes because we have established a valuation allowance for our deferred tax assets that may not be realized in the foreseeable future. Our effective tax rate may vary from period to period based on doing business in areas with varying state and local statutory income tax rates and based on our levels of profitability.

Liquidity and Capital Resources

     We have no long-term debt and continue to operate primarily debt-free. Working capital was $32.0 million at September 30, 2001. Our days sales in accounts receivable at September 30, 2001 was 53 compared to 62 days at September 30, 2000. While we believe that the risk with respect to collection of accounts receivable is minimized by the creditworthiness of our customers, primarily banks and other financial institutions, and because of our credit and collection policies, there can be no assurance that we will not encounter collection problems in the future. We attempt to further minimize this risk by performing ongoing credit valuations of our customers and maintaining an allowance for potential credit losses. We believe that our allowance for doubtful accounts and collection policies are adequate.

     On June 29, 2001, we acquired $412,000 of fixed assets pursuant to the asset purchase agreement described below. Capital expenditures for the remainder of fiscal 2002 are expected to be approximately $300,000 and will be used principally for computers and other equipment.

     On June 29, 2001, we acquired substantially all of the assets of Cool Springs Associates, Inc. d/b/a EarningsInsights (“EarningsInsights”), pursuant to an asset purchase agreement by and among us, EarningsInsights and certain stockholders of EarningsInsights (the “Asset Purchase Agreement”). The purchase price for the acquisition consisted of a $2 million cash payment and the issuance by us of a warrant to purchase 300,000 shares of our common stock at exercise price of $5.08 per share. We paid the cash portion of the consideration for the acquired assets from our working capital.

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

     We expect that existing cash and cash equivalent balances, together with cash which may be provided from operations, will be sufficient to meet the Company’s working capital and capital expenditure requirements for at least the next twelve months.

     To date, inflation has not had a material impact on the Company’s financial results.

Recently Issued Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, “Business Combinations” (“FAS 141”) and No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”).

     FAS 141 requires that all business combinations be accounted for under the purchase method and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. FAS 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method which were initiated before but completed after June 30, 2001.

     FAS 142 requires that ratable amortization of goodwill be replaced with periodic testing of the goodwill for impairment and that intangible assets other than goodwill be amortized over their estimated useful lives. The provisions of FAS 142 will be effective for fiscal years beginning after December 15, 2001. However, early adoption of FAS 142 will be permitted for companies with a fiscal year beginning after March 15, 2001, provided their first quarter financial statements have not been previously issued. The Company has early adopted FAS 142 at the beginning of its current fiscal year. The Company anticipates that the early adoption of this pronouncement has no material impact on the Company’s financial statements.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to market risk from changes in interest rates due to investments in instruments made for non-trading purposes. The interest rate risk relates primarily to our portfolio of short-term investment grade securities. As of September 30, 2001 we did not, nor do we intend to, use derivative financial instruments for speculative trading purposes.

     The majority of our sales are denominated in U.S. dollars and take place in North America.

     We believe that interest rate risk and foreign currency exchange rate risks are both immaterial to the Company.

PART II

OTHER INFORMATION

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

(d)	Recent Sales of Unregistered Securities

     On June 29, 2001, as partial consideration for our acquisition of substantially all the assets of Cool Springs Associates, Inc. d/b/a EarningsInsights (“EarningsInsights”), we issued a warrant to purchase 300,000 shares of our common stock at an exercise price of $5.08 per share to EarningsInsights (the “Warrant”), pursuant to the terms of an asset purchase agreement among us, EarningsInsights and certain stockholders of EarningsInsights. The Warrant is immediately exercisable and may be exercised through June 29, 2008. The amount of common stock issuable upon exercise of the Warrant is subject to adjustment for stock dividends or subdivision or combination of our common stock. The estimated value of the warrant is approximately $637,000. The Warrant is exempt from registration under the Securities Act of 1933, as amended (the “Act”), pursuant to Rule 504 and/or Rule 506 promulgated thereunder, since the aggregate offering price of the Warrant does not exceed $1,000,000 and/or EarningsInsights is the sole purchaser and qualifies as an “accredited investor” under Rule 506 of the Act.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Our Annual Meeting of Stockholders was held on July 26, 2001. Holders of an aggregate of 13,023,126 shares at the close of business on June 21, 2001 were entitled to vote at the meeting. At such meeting, the Company’s Stockholders voted as follows:

     Proposal 1. To elect two directors to Class III of the Company’s Board of Directors, each to serve for a term of three years or until his successor is elected and qualified.

		Total Vote
	Total Vote	Withheld
	for Each	for Each		Broker
Director Name	Nominee	Nominee	Abstentions	Non-Votes

George F. Raymond	11,846,221	N/A	56,410	N/A
Robert W. Howe	11,831,970	N/A	70,661	N/A

     Messrs. David C. Hodgson and Richard D. Driscoll will continue to hold office until the 2002 Annual Meeting of Stockholders or until their successors have been duly elected and qualified or until their earlier resignation or removal. Messrs. William H. Gallagher and Lee M. Kennedy will continue to hold office until the 2003 Annual Meeting of Stockholders or until their successors have been duly elected and qualified or until their earliest resignation or removal.

     Proposal 2. To ratify the selection of the firm of PricewaterhouseCoopers LLP, independent public accountants, as auditors for the fiscal year ending March 31, 2002.

Total Vote for	Total Vote Against	Abstentions for
Proposal 2	Proposal 2	Proposal 2	Broker Non-Votes

11,900,908	1,698	25	N/A

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

     2.1 Asset Purchase Agreement, dated as of June 29, 2001, by and among the Company, EarningsInsights and certain stockholders of EarningsInsights (incorporated by reference herein to Exhibit 2.1 to Form 8-K filed with the Securities and Exchange Commission on July 12, 2001).

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

ATLANTIC DATA SERVICES, INC.

Date:	November 9, 2001	By: /s/ Robert W. Howe Robert W. Howe Chairman and Chief Executive Officer

Date:	November 9, 2001	By: /s/ Paul K. McGrath Paul K. McGrath Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.

2.1	Asset Purchase Agreement, dated as of June 29, 2001, by and among the Company, EarningsInsights and certain stockholders of EarningsInsights (incorporated by reference herein to Exhibit 2.1 to Form 8-K filed with the Securities and Exchange Commission on July 12, 2001 (File No. 000-24193)).