Form 10-Q
period 2001-12-31
ATLANTIC DATA SERVICES INC
filed 2002-02-12
CIK 1052773

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission File Number: 000-24193

ATLANTIC DATA SERVICES, INC.
(Exact Name of Registrant as Specified in its Charter)

MASSACHUSETTS (State or Other Jurisdiction of Incorporation or Organization)	04-2696393 (I.R.S. Employer Identification Number)

One Batterymarch Park
Quincy, Massachusetts 02169
(Address of Principal Executive Offices) (Zip Code)

(617) 770 – 3333
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [ X ]   No [   ]

As of February 8, 2002, there were 13,032,685 shares of the Registrant’s Common Stock, $.01 par value per share, outstanding.

ATLANTIC DATA SERVICES, INC.

		Page

PART I — FINANCIAL INFORMATION

ITEM 1:	Financial Statements

	Condensed Consolidated Balance Sheets as of December 31, 2001 (Unaudited) and March 31, 2001	3

	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended December 31, 2001 and 2000 (Unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended December 31, 2001 and 2000 (Unaudited)	5

	Notes to Condensed Consolidated Financial Statements	6

ITEM 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

ITEM 3:	Quantitative and Qualitative Disclosures about Market Risk	16

PART II — OTHER INFORMATION

ITEM 6:	Exhibits and Reports on Form 8-K	17

SIGNATURES		18

PART I

ITEM 1: FINANCIAL STATEMENTS

ATLANTIC DATA SERVICES, INC.
Condensed Consolidated Balance Sheets
(in thousands, except per share data)

	December 31,	March 31,
	2001	2001

	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$20,349	$36,655
Short-term investments	12,608	—
Accounts receivable, net of allowances for doubtful accounts of $375 at December 31, 2001 and at March 31, 2001	1,473	3,090
Prepaid expenses	177	243
Deferred taxes	—	464

Total current assets	34,607	40,452
Long-term investment	—	3,000
Property and equipment, net	756	629
Acquired intangible assets, net	917	—
Goodwill	1,291	—
Other assets	339	536

Total assets	$37,910	$44,617

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$446	$538
Accrued expenses and other liabilities	1,563	2,828
Billings in excess of costs and estimated earnings	613	86

Total current liabilities	2,622	3,452

Commitments
Stockholders’ equity:
Preferred stock, $.01 par value, 1,000,000 authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 60,000,000 shares authorized, 13,144,685 shares issued and 13,032,685 outstanding at December 31, 2001 and 13,135,126 shares issued and 13,023,126 outstanding at March 31, 2001	131	131
Additional paid-in capital	27,554	26,900
Retained earnings	7,628	14,159
Treasury stock (112,000 shares carried at cost)	(25)	(25)

Total stockholders’ equity	35,288	41,165

Total liabilities and stockholders’ equity	$37,910	$44,617

See accompanying Notes to Condensed Consolidated Financial Statements.

ATLANTIC DATA SERVICES, INC.

Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2001	2000	2001	2000

Revenues	$4,957	$8,223	$14,683	$28,218
Cost of revenues	3,194	5,605	10,501	19,081

Gross profit	1,763	2,618	4,182	9,137

Operating expenses:
Sales and marketing	842	1,318	2,728	3,617
General and administrative	1,283	1,607	4,542	5,229
Restructuring expense	—	—	925	—

Total operating expenses	2,125	2,925	8,195	8,846

Income (loss) from operations	(362)	(307)	(4,013)	291
Interest income, net	197	545	868	1,652
Write-down of investment	—	—	(3,000)	—

Income (loss) before provision for income taxes	(165)	238	(6,145)	1,943
Provision for income taxes	—	126	386	920

Net income (loss)	$(165)	$112	$(6,531)	$1,023

Basic earnings (loss) per share	$(0.01)	$0.01	$(0.50)	$0.08

Diluted earnings (loss) per share	$(0.01)	$0.01	$(0.50)	$0.08

Shares used in computing earnings per share (basic)	13,033	13,009	13,026	12,981

Shares used in computing earnings per share (diluted)	13,033	13,183	13,026	13,202

See accompanying Notes to Condensed Consolidated Financial Statements.

ATLANTIC DATA SERVICES, INC.

Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended
	December 31,

	2001	2000

Cash flows from operating activities:
Net income (loss)	$(6,531)	$1,023
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	505	388
Write-down of investment	3,000	—
Deferred taxes	464	309
Change in assets and liabilities (net of effect of acquisition):
Accounts receivable	1,617	2,809
Prepaid expenses and other assets	272	28
Accounts payable	(92)	114
Accrued expenses and other liabilities	(1,440)	(1,103)
Billings in excess of costs and estimated earnings on contracts	527	150

Net cash provided by (used in) operating activities	(1,678)	3,718

Cash flows from investing activities:
Purchase of short-term investments	(15,930)	—
Sale and maturity of short-term investments	3,300	—
Long-term investment	—	(3,000)
Acquisition of assets	(2,000)	—
Purchase of property and equipment	(15)	(241)

Net cash used in investing activities	(14,645)	(3,241)
Cash flows from financing activities:
Proceeds from exercise of stock options under stock option plans	17	133

Net cash provided by financing activities	17	133

Net increase (decrease) in cash and cash equivalents	(16,306)	610
Cash and cash equivalents, beginning of period	36,655	38,347

Cash and cash equivalents, end of period	$20,349	$38,957

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Taxes	$44	$750

See accompanying Notes to Condensed Consolidated Financial Statements.

ATLANTIC DATA SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
December 31, 2001

1.   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Atlantic Data Services, Inc. (the “Company”) in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended December 31, 2001 are not necessarily indicative of the results that may be expected for future periods of the full fiscal year. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2001.

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

Included in revenues are reimbursable contract-related travel and entertainment expenses of $707,000 and $1,371,000 for the quarters ended December 31, 2001 and 2000, respectively, and $2,236,000 and $4,795,000 for the nine months ended December 31, 2001 and 2000, respectively, which are separately billed to clients.

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

Short-Term Investments

Short-term investments consist primarily of high-grade commercial paper, municipal bonds and corporate debt with original maturities at the date of purchase greater than three months and less than twelve months. All short-term investments have been classified as held to maturity and are carried at amortized cost, which approximates fair value, due to the short period of time to maturity.

3.   Earnings Per Share

The following table sets forth the computation of basic earnings per share and diluted earnings per share for the three and nine months ended December 31, 2001 and 2000:

	Three Months Ended
	December 31,

	2001	2000

	(in thousands, except per share data)
Numerator:
Net income (loss) (numerator for basic earnings per share and diluted earnings per share)	$(165)	$112

Denominator:
Denominator for basic earnings per share – weighted average shares	13,033	13,009
Effect of dilutive securities:
Employee stock options	—	174

Denominator for diluted earnings per share – adjusted weighted average and assumed conversions	13,033	13,183

Basic earnings (loss) per share	$(0.01)	$0.01

Diluted earnings (loss) per share	$(0.01)	$0.01

	Nine Months Ended
	December 31,

	2001	2000

	(in thousands, except per share data)
Numerator:
Net income (loss) (numerator for basic earnings per share and diluted earnings per share)	$(6,531)	$1,023

Denominator:
Denominator for basic earnings per share – weighted average shares	13,026	12,981
Effect of dilutive securities:
Employee stock options	—	221

Denominator for diluted earnings per share – adjusted weighted average and assumed conversions	13,026	13,202

Basic earnings (loss) per share	$(0.50)	$0.08

Diluted earnings (loss) per share	$(0.50)	$0.08

In addition, as of December 31, 2001 there were options outstanding to purchase 1,269,834 shares that are anti-dilutive, and therefore not included in the earnings per share calculation.

4.   Major Customers

The nature of the Company’s services results in the Company deriving significant amounts of revenue from certain customers in a particular period. For the quarter ended December 31, 2001, three customers accounted for 29.9%, 24.8% and 13.9% of the Company’s revenues. For the quarter ended December 31, 2000, five customers accounted for 22.8%, 12.7%, 12.2%, 11.3% and 10.4% of the Company’s revenues.

5.   Long-Term Investment

On September 8, 2000, the Company made a $3 million preferred stock investment, representing a minority interest, in S2 Systems, Inc., a software solution provider in the banking and diversified financial services markets. During the quarter ended September 30, 2001, we determined that our investment was permanently impaired and it was written-down to zero.

6.   Income Taxes

In assessing the realizability of net deferred tax assets, management considers whether it is more likely than not that some portion of the net deferred tax assets will not be realized in the foreseeable future. The ultimate realization of net deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. As such, management has established a valuation allowance against the net deferred tax assets at December 31, 2001 to bring the amount to its estimated realizable value of $174,000, which is included in other assets.

7.   Recently Issued Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141, “Business Combinations” (“FAS 141”) and No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”).

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

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”), which is effective January 1, 2002. FAS 144 supersedes FAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions relating to the disposal of a segment of a business described in Accounting Principals Board Opinion No. 30. We do not expect the adoption of FAS 144 will have a material impact on our financial statements.

8.   Business Combinations

On June 29, 2001, the Company acquired substantially all of the assets (including the intangibles and goodwill) of Cool Springs Associates, Inc. d/b/a EarningsInsights (“EarningsInsights”) for $2,000,000 in cash and warrants to purchase 300,000 shares of the Company’s common stock, valued at approximately $637,000. EarningsInsights, headquartered in Nashville, Tennessee, is a private company that implements customer profitability methodologies exclusively licensed to it by First Manhattan Consulting Group, Inc. and incorporates these methodologies into an application service provider-delivered Customer Relationship Management (“CRM”) profitability model offered primarily to mid-tier financial institutions and small banks.

The Company is required to pay to EarningsInsights an additional cash payment within 75 days after the end of each twelve-month period ending June 29, 2002, June 29, 2003 and June 29, 2004 equal to 50% of the net income (as defined in the Asset Purchase Agreement dated June 29, 2001 by and among the Company, EarningsInsights and certain stockholders of EarningsInsights) recognized by the Company that is attributable to the operation of the former business of EarningsInsights by the Company. Such cash payments will not exceed (i) $100,000 for the period ending on June 29, 2002, (ii) $200,000 for the period ending June 29, 2003 and (iii) $300,000 for the period ending on June 29, 2004. As of December 31, 2001, no accrual has been made because net income requirements have not been achieved.

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

The unaudited pro forma consolidated information for the nine months ended December 31, 2001 and 2000, determined as if the EarningsInsights acquisition had occurred on April 1 of each period would have resulted in the following:

	December 31, 2001		December 31, 2000
	(Unaudited)		(Unaudited)

	As Reported	Pro Forma	As Reported	Pro Forma

Revenues	$14,683	$14,706	$28,218	$28,275
Income (loss) from operations	(4,013)	(4,419)	291	(1,433)
Net income (loss)	(6,531)	(6,933)	1,023	115
Basic earnings (loss) per share	$(0.50)	$(0.53)	$0.08	$0.01
Diluted earnings (loss) per share	$(0.50)	$(0.53)	$0.08	$0.01

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

	As of December 31, 2001

	Gross Carrying	Accumulated
	Amount	Amortization

	(in thousands)
Acquired Intangible Assets:
Purchased technology	$1,100	$183
Estimated Amortization Expense:
For the year ended March 31, 2002		$275
For the year ended March 31, 2003		367
For the year ended March 31, 2004		367
For the year ended March 31, 2005		91

10.    Goodwill

The goodwill of EarningsInsights was acquired by the Company during the quarter ended June 30, 2001 for $1,291,000 as described in detail in Note 8 above. The balance as of April 1, 2001 was $0.

ATLANTIC DATA SERVICES, INC.

FORWARD LOOKING STATEMENTS

This Report includes forward-looking statements, which are made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. You can identify these forward-looking statements when you see us using words such as “expect,” “anticipate,” “believe,” “intend,” “may,” “predict,” and other similar expressions. These forward-looking statements cover, among other items: events, conditions and financial trends that may affect the Company’s future plans of operation, business strategy, growth of operations and financial position, including statements regarding revenue and earnings/loss per share projections, variability of revenues and operating results, intended capital expenditures for fiscal 2002, impact of recent acquisitions on earnings, adequacy of capital resources, dependence on the financial services industry, dependence upon a limited number of customers, and liquidity expectations. Any forward-looking statements are not guarantees of future performance and are necessarily subject to a number of risks and uncertainties, some of which are beyond our control. Because of these risks and uncertainties, the forward-looking events discussed in this Report might not transpire.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Atlantic Data Services, Inc. (the “Company” or “ADS”) provides information technology (“IT”) strategy consulting and systems integration services to the financial services industry. We offer rapid, cost-effective IT solutions to the business challenges faced by financial services companies through our in-depth financial services experience, technological expertise and project management skills. Our service offerings are organized around four practice areas: Customer Relationship Management (“CRM”), Conversions and Consolidations, IT Strategy and Consulting, and e-Business.

Our revenues are derived primarily from professional fees billed to customers on a time and materials basis, or, in certain instances, on a fixed price basis. Included in revenues are reimbursable contract-related travel and entertainment expenses, which are separately billed to customers. Substantially all of our contracts, other than fixed price contracts, are terminable by the customer following limited notice and without significant penalty to the customer. Revenues from fixed price contracts represented approximately 0.8% and 11.1% of our revenues for the quarters ended December 31, 2001 and 2000, respectively.

We have derived, and expect to continue to derive, a significant portion of our revenues from a relatively limited number of customers. Revenues from our five largest customers for the quarters ended December 31, 2001 and 2000 were 82.3% and 69.3%, respectively, as a percentage of revenues. For the quarter ended December 31, 2001, Citizens Financial Corporation, Zions Bancorporation, FleetBoston Financial Corporation, IntraNet, Inc., a TSA Company and National City Corporation accounted for approximately 29.9%, 24.8%, 13.9%, 8.1% and 5.6%, respectively, of revenues. For the quarter December 31, 2000, FleetBoston Financial Corporation, Citizens Banking Corporation, Corillian Corporation, NBT Bancorp, Inc. and Brokat Financial Systems accounted for approximately 22.8%, 12.7%, 12.2%, 11.3% and 10.4%, respectively, of revenues.

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

Outlook

With respect to ADS’ earnings projections for the future, we continue to be cautious about our outlook for next quarter but are currently estimating our fourth quarter revenue will be in the $5.0 million to $5.6 million range, with net income (loss) in the range of $(0.01) to $0.02 per share.

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

Quarter Ended December 31, 2001 Compared to Quarter Ended December 31, 2000

Revenues

Revenues decreased 39.7% for the quarter ended December 31, 2001 over the quarter ended December 31, 2000, from $8.2 million to $5.0 million. This decrease was predominately due to a 46.4% decrease in the volume of services delivered to customers due to the continued IT spending freeze in the U.S., which was offset by a 10.9% increase in the average billing rate from $128 for the three months ended December 31, 2000 to $142 for the three months ended December 31, 2001.

Cost of Revenues

Cost of revenues decreased 43.0% to $3.2 million from $5.6 million for the quarter ended December 31, 2001 compared to the quarter ended December 31, 2000, representing 64.4% and 68.2%, respectively, of revenues in each quarter. The dollar and percentage decrease in cost of revenues was primarily due to a decrease in the average number of billable personnel from 150 for the three months ended December 31, 2000 to 90 for the three months ended December 31, 2001.

Sales and Marketing

Sales and marketing expenses decreased 36.1% to $.8 million from $1.3 million for the quarter ended December 31, 2001 compared to the quarter ended December 31, 2000, representing 17.0% and 16.1% of revenues, respectively. The dollar decrease resulted primarily from a decrease in our sales and marketing group from 28 employees at December 31, 2000 to 14 employees at December 31, 2001. The increase in sales and marketing expense as a percentage of revenues is due to the significant reduction in revenue from the prior year.

General and Administrative

General and administrative expenses decreased 20.2% to $1.3 million from $1.6 million for the quarter ended December 31, 2001 compared to the quarter ended December 31, 2000, representing 25.9% and 19.5% of revenues, respectively. The dollar decrease is primarily due to decreases in compensation and travel expenses as a result of a decrease in the number of administrative personnel from 29 at December 31, 2000 to 20 at December 31, 2001, offset in part by higher general and administrative expenses from the EarningsInsights acquisition. The increase in general and administrative expense as a percentage of revenues is due to the significant reduction in revenue from the prior year.

Interest Income, Net

Interest income, net decreased $348,000 from $545,000 for the quarter ended December 31, 2000 to $197,000 for the quarter ended December 31, 2001. This decrease was principally due to interest rate decreases and to lower cash balances.

Provision for Income Taxes

The provision for income taxes decreased $126,000 to $0 for the quarter ended December 31, 2001 compared to the quarter ended December 31, 2000. We did not have a provision for income taxes for the quarter ended December 31, 2001 because of the loss before taxes. Our effective tax rate may vary from period to period depending on states in which we do business, due to varying state and local statutory income tax rates and depending on our levels of profitability.

Nine Months Ended December 31, 2001 Compared to the Nine Months Ended December 31, 2000

Revenues

Revenues decreased 48.0% for the nine months ended December 31, 2001 over the nine months ended December 31, 2000, from $28.2 million to $14.7 million. This decrease was predominantly due to a 55.0% decrease in volume of services delivered to customers due to the continued IT spending freeze in the U.S., which was offset by an increase in the average billing rate of 17.0% from $119 for the nine months ended December 31, 2000 to $139 for the nine months ended December 31, 2001.

Cost of Revenues

Cost of revenues decreased 45.0% to $10.5 million from $19.1 million for the nine months ended December 31, 2001 compared to the nine months ended December 31, 2000, representing 71.5% and 67.7%, respectively, of revenues in each period. The dollar decrease in cost of revenues was primarily due to a decrease in the average number of billable personnel from 160 for the nine months ended December 31, 2000 to 91 for the nine months ended December 31, 2001. The increase in cost of revenues as a percentage of revenues is due to the significant reduction in revenue from the prior year.

Sales and Marketing

Sales and marketing expenses decreased 24.6% to $2.7 million from $3.6 million for the nine months ended December 31, 2001 compared to the nine months ended December 31, 2000, representing 18.6% and 12.8% of revenues, respectively. This decrease resulted primarily from a reduction in the amount of money spent on travel expenses and marketing materials. The increase in sales and marketing expense as a percentage of revenues is due to the significant reduction in revenue from the prior year.

General and Administrative

General and administrative expenses decreased 13.1% to $4.5 million from $5.2 million for the nine months ended December 31, 2001 compared to the nine months ended December 31, 2000, representing 30.9% and 18.5% of revenues, respectively. The dollar decrease is primarily due to decreases in compensation expense as a result of a decrease in the number of administrative personnel from 29 at December 31, 2000 to 20 at December 31, 2001, offset in part by higher general and administrative expenses from the EarningsInsights acquisition. The percentage change is primarily due to the significant reduction in revenue from the prior year.

Interest Income, Net

Interest income, net decreased $800,000 from $1.7 million for the nine months ended December 31, 2000 to $900,000 for the nine months ended December 31, 2001. This decrease was principally due to interest rate decreases and lower cash balances.

Provision for Income Taxes

The provision for income taxes decreased $530,000 to $390,000 from $920,000 for the nine months ended December 31, 2001 compared to the nine months ended December 31, 2000. We have a provision for income taxes even though we have a loss before taxes because we have established a valuation allowance for our deferred tax assets that may not be realized in the foreseeable future. Our effective tax rate may vary from period to period based on doing business in areas with varying state and local statutory income tax rates and based on our levels of profitability.

Liquidity and Capital Resources

We have no long-term debt and continue to operate primarily debt-free. Working capital was $32.0 million at December 31, 2001. Our days sales in accounts receivable at December 31, 2001 was 27 compared to 30 days at December 31, 2000. While we believe that the risk with respect to collection of accounts receivable is minimized by the creditworthiness of our customers, primarily banks and other financial institutions, and because of our credit and collection policies, there can be no assurance that we will not encounter collection problems in the future. We attempt to further minimize this risk by performing ongoing credit valuations of our customers and maintaining an allowance for potential credit losses. We believe that our allowance for doubtful accounts and collection policies are adequate.

On June 29, 2001, we acquired $412,000 of fixed assets pursuant to the asset purchase agreement described below. Capital expenditures for the remainder of fiscal 2002 are expected to be approximately $100,000 and will be used principally for computers and other equipment.

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

In the near term, we expect that the acquisition of EarningsInsights will have a negative impact on cash flow.

We expect that existing cash, cash equivalent balances, and short-term investments together with cash which may be provided from operations, will be sufficient to meet the Company’s working capital and capital expenditure requirements for at least the next twelve months.

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

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”), which is effective January 1, 2002. FAS 144 supersedes FAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions relating to the disposal of a segment of a business described in Accounting Principals Board Opinion No. 30. We do not expect the adoption of FAS 144 will have a material impact on our financial statements.

ITEM 3:   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates due to investments in instruments made for non-trading purposes. The interest rate risk relates primarily to our portfolio of short-term investment grade securities. As of December 31, 2001 we did not, nor do we intend to, use derivative financial instruments for speculative trading purposes.

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

ATLANTIC DATA SERVICES, INC.

Date: February 12, 2002	By: /s/ Robert W. Howe Robert W. Howe Chairman and Chief Executive Officer

Date: February 12, 2002	By: /s/ Paul K. McGrath Paul K. McGrath Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)