Form 10-K
period 2002-03-31
ATLANTIC DATA SERVICES INC
filed 2002-06-25
CIK 1052773

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2002 OR

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
(Title of Class)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes        No

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The aggregate market value of the voting stock held by non-affiliates of the Company was approximately $10,557,975 on June 3, 2002 based on the last reported sale price of the Company’s Common Stock on the Nasdaq National Market on June 3, 2002 of $2.39 per share. There were 13,039,123 shares of Common Stock issued and outstanding as of June 3, 2002.

DOCUMENTS INCORPORATED BY REFERENCE – The Registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended March 31, 2002. Portions of such proxy statement are incorporated by reference into Part III of this report.

ATLANTIC DATA SERVICES, INC.

ANNUAL REPORT ON FORM 10-K
FOR THIS FISCAL YEAR ENDED MARCH 31, 2002

FORWARD LOOKING STATEMENTS

This Report includes forward-looking statements, which are made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. You can identify these forward-looking statements when you see us using words such as “expect,” “anticipate,” “believe,” “intend,” “may,” “predict,” and other similar expressions. These forward-looking statements cover, among other items: events, conditions and financial trends that may affect the Company’s future plans of operation, business strategy, growth of operations and financial position, including statements regarding revenue and earnings or loss per share projections, concentration of revenues among a limited number of customers, expected capital expenditures for fiscal 2003 and sufficiency of cash to meet working capital and capital expenditure requirements for 2003. Any forward-looking statements are not guarantees of future performance and are necessarily subject to a number of risks and uncertainties, some of which are beyond our control. Because of these risks and uncertainties, the forward-looking events discussed in this Report might not transpire.

PART I

ITEM 1:   BUSINESS

A.	General

Atlantic Data Services, Inc. (“We” or “ADS”), provides information technology (“IT”) strategy consulting and systems integration services to the financial services industry. We offer rapid, cost-effective IT solutions to the business challenges faced by financial services companies through our in-depth financial services experience, technological expertise and project management skills. Our service offerings are organized around four practice areas: Customer Relationship Management (CRM), Conversions and Consolidations, IT Strategy and Consulting, and e-Business. We were incorporated in Massachusetts on March 25, 1980.

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

We enable our customers to leverage their existing IT systems and personnel to compete more effectively, to rapidly assimilate changing technologies and to meet their evolving business needs in a timely and cost-effective manner. We work closely with our customers’ management and IT personnel from the diagnostic and strategic planning stages through project completion. Our IT professionals have extensive experience in the diverse technical environments, legacy hardware platforms, programming languages, and software used by banks, as well as newer technologies, including client/server applications and the Internet. In addition, we have developed proprietary tools and methodologies designed to reduce the risks inherent in complex systems implementations. We work closely with our customers to determine the appropriate resources and staffing to assign to their projects and deploy our staff from throughout the United States to meet a customer’s needs.

Practice Areas

We offer and deliver our services through four practice areas that address the major areas of interest and activity of our customers. These four practice areas are:

CRM. We understand that a key success factor for financial services organizations is the acquisition, servicing and growth of profitable customer relationships. Our goal is to help our clients become more customer-focused so they can maintain and grow market share in the competitive financial services marketplace. Our approach is to assist our clients by delivering a practical plan for transforming the enterprise, which supports their customer-oriented business strategy. Then as each initiative is launched, our requirements documentation services can assist in the translation of business needs into formal requirements for the project team – assuring the solution delivers business results. As an independent services firm, our team of experts can also assist in the acquisition of best of breed tools and solutions. At ADS we also recognize that high-performance customer information is the foundation of any CRM program. Our customer information teams can provide everything from diagnostic services to complete systems integration to assure this valuable asset supports our customers CRM program. Our approach with every engagement is to focus on business objectives, and return-on-investment, delivering value at every step.

Conversions and Consolidations. The financial services industry has undergone tremendous change, reorganization and growth. We have been a leading solution provider in hundreds of conversions, consolidations and migrations, deploying the financial services expertise necessary to contribute to our customers’ successes. As a core competency, we have provided the requisite project management skills to help our customers tackle the business and technological challenges before them, and in the end to exceed the goals of their original strategic objectives. The financial industry experience resident in our consulting staff enables us to provide our clients with both the business insight and operational expertise to guarantee successful business integrations.

IT Strategy and Consulting. Firms in every segment of financial services are facing unprecedented pressure to innovate and change. In the face of competition from new and traditional rivals, financial institutions must simultaneously develop or acquire new products and services, improve the level of personalized service provided to customers, and significantly improve operating efficiency. We provide the operational insight and major project discipline to complete these strategic initiatives successfully. We leverage our industry knowledge and technology expertise to help clients identify, design and implement business solutions that produce measurable improvements. Not only are new capabilities implemented, but operational performance efficiencies are also achieved resulting in a client’s improved bottom line.

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

Our customers consist primarily of banks and other financial services companies located in the United States and Canada. The following is a list of representative customers during fiscal 2002:

AAL Bank and Trust Co., FSB	IntraNet, Inc., a TSA Company
ABN AMRO Information Technology Service Company	National City Corporation
Citizens Financial Corporation	SunTrust Service Corporation
FleetBoston Financial Corporation	The BISYS Group, Inc.
General Motors Acceptance Corporation RFC	Zions Bancorporation

We have derived and expect to continue to derive a significant portion of our revenues from a relatively limited number of customers. For example, our five largest customers in fiscal 2002, FleetBoston Financial Corporation, Citizens Financial Corporation, Zions Bancorporation, IntraNet, Inc., a TSA Company and National City Corporation accounted for approximately 24.7%, 23.8%, 21.6%, 7.3% and 4.1%, respectively of revenues. In fiscal 2001, FleetBoston Financial Corporation, Citizens Banking Corporation (MI), Brokat Financial Systems, NBT Bancorp and Corillian Corporation, accounted for approximately 27.2%, 12.5%, 9.2%, 8.3% and 8.2%, respectively, of revenues. Because a significant portion of our revenues are derived from services related to deregulation and consolidation activities in the financial services industry, changes in the regulatory environment or a reduction in consolidation activity have in the past, and may in the future, have a material adverse effect on our business, financial condition and results of operations. In addition, the loss of a major customer or termination of a major project as a result of an acquisition of a customer by an organization to which the Company does not currently provide services could have a material adverse effect on our business, financial condition and results of operations.

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

We market and sell our services directly through our professional sales and marketing staff and senior management operating principally from our offices in Quincy, Massachusetts. As of March 31, 2002, we had 12 persons engaged in sales and marketing activities.

Our senior business development representatives are assigned to a limited number of customers to foster an in-depth understanding of each customer’s individual needs and build a long-term customer relationship. We attempt to develop customer relationships through a carefully coordinated effort between our sales and professional services staff. Initial sales calls are made at the customer’s senior management level and followed up by detailed presentations targeted to their specific needs.

We employ a variety of business development and marketing techniques to communicate directly with current and prospective customers, including targeted print and direct mail advertisements, participation in financial services industry trade shows and conferences, and our web site. In addition, we maintain relationships with key industry research groups such as Meridien Research, Inc., American Bankers Association, and the Bank Administration Institute.

As part of our sales and marketing strategy, we intend, from time to time, to partner with other IT consulting firms, including in some instances our competitors, and to explore relationships with certain third party software providers to the financial services market.

D.	Employees

As of March 31, 2002, we had 105 full time employees, of which 73 were project personnel, 20 employees were in finance and administration and 12 were in sales and marketing. None of our employees are subject to a collective bargaining agreement. We believe relations with our employees are good.

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

To be successful in the future, we must respond promptly and effectively to customer demands, technological changes and competitors’ innovations. Our competitors may be able to respond more quickly to new and emerging technologies and changes in service offerings to prospective customers. There is no assurance that we will be able to compete successfully with existing or new competitors or that competition will not have a material adverse effect on our business, financial condition and results of operations.

G.	Acquisition/Disposition of Assets

On June 29, 2001, we acquired substantially all of the assets of Cool Springs Associates, Inc. d/b/a EarningsInsights (“EI”), including $412,000 of fixed assets, pursuant to an asset purchase agreement by and among us, EI and certain stockholders of EI (the “Asset Purchase Agreement”). The purchase price for the acquisition consisted of a $2 million cash payment and the issuance by us of a warrant to purchase 300,000 shares of our common stock at an exercise price of $5.08 per share. We paid the cash portion of the consideration for the acquired assets from our working capital.

On March 29, 2002, we announced our decision to discontinue the operations of EI because its offering had not met expectations and its operations had a negative impact on our earnings. The disposition of the operations of EI represents the disposal of a business segment under Accounting Principals Board Opinion (“APB”) No. 30. Accordingly, the results of this operation have been classified as discontinued and interim quarterly periods have been restated.

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

ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of the year ended March 31, 2002.

PART II

ITEM 5:   MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Price Range of Common Stock

The Company’s stock is currently included on The Nasdaq National Market (“Nasdaq”) under the symbol “ADSC.” The following table sets forth, on a per share basis for the periods shown, the high and low sales price of our common stock as reported on Nasdaq. Such information reflects inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

	High	Low

Fiscal Year 2002:

First Quarter (April 1 – June 30, 2001)	$2.8400	$2.0000
Second Quarter (July 1 – Sept. 30, 2001)	2.7200	2.0100
Third Quarter (Oct. 1 – Dec. 31, 2001)	2.1000	1.6000
Fourth Quarter (Jan. 1 – March 31, 2002)	2.4000	1.7700

Fiscal Year 2001:

First Quarter (April 1 – June 30, 2000)	$9.2500	$3.2500
Second Quarter (July 1 – Sept. 30, 2000)	5.8750	3.5625
Third Quarter (Oct. 1 – Dec. 31, 2000)	4.1875	1.3750
Fourth Quarter (Jan. 1 – March 31, 2001)	3.5625	1.6875

On June 3, 2002, the last reported sale price of the common stock on Nasdaq was $2.39 per share. As of June 3, 2002, there were approximately 128 stockholders of record.

Dividend Policy

We do not intend to pay cash dividends in the foreseeable future. The payment of any future dividends will be at the discretion of our Board of Directors and will depend upon, among other things, future earnings, operations, capital requirements of the Company, business conditions and contractual restrictions on payment of dividends, if any.

Equity Compensation Plan Information

	Number of securities to be	Weighted average	Number of
	issued upon exercise of	exercise price of	securities
	outstanding options,	outstanding options,	remaining available
Plan Category	warrants and rights	warrants and rights	for future issuance

Equity compensation plans approved by security holders	1,658,169	$4.34	1,531,581

Total	1,658,169	$4.34	1,531,581

There were no equity compensation plans not approved by security holders.

ITEM 6:   SELECTED FINANCIAL DATA

The selected financial data presented below as of and for the fiscal years ended March 31, 2002, 2001, 2000, 1999 and 1998 have been derived from our audited consolidated financial statements. This data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our Consolidated Financial Statements and related notes thereto, and other financial information appearing elsewhere in this Form 10-K. All amounts are in thousands except per share data.

	Year Ended March 31,

	2002	2001	2000	1999	1998

Consolidated Statements of Operations Data:

Total revenue	$20,419	$34,135	$35,186	$66,763	$42,830

Gross margin	6,882	10,245	8,979	25,680	18,607

Income (loss) from operations	(2,709)	(1,868)	(1,694)	12,362	8,303

Income (loss) from continuing operations	(3,394)	26	19	7,759	4,898

Net income (loss)	(6,121)	26	19	7,759	4,898

Basic earnings (loss) per share:

Continuing operations	(0.26)	—	—	0.62	0.49

Net income (loss)	(0.47)	—	—	0.60	0.49

Diluted earnings (loss) per share:

Continuing operations	(0.26)	—	—	0.62	0.49

Net income (loss)	(0.47)	—	—	0.60	0.49

Shares used in computing earnings (loss) per share (basic)	13,028	12,998	12,925	12,468	9,952

Shares used in computing earnings (loss) per share (diluted)	13,028	13,213	13,254	12,855	9,952

	Year Ended March 31,

	2002	2001	2000	1999	1998

Consolidated Balance Sheets Data:

Cash and cash equivalents	$15,457	$36,655	$38,347	$37,326	$3,401

Short-term investments	16,601	—	—	—	—

Working capital	35,219	37,000	39,670	39,077	7,480

Total assets	38,762	44,617	46,115	46,883	14,485

Total stockholders’ equity	35,709	41,165	40,976	40,745	8,683

Cash dividends paid	—	—	—	—	3,000

FORWARD LOOKING STATEMENTS

This Report release includes forward-looking statements, which are made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. You can identify these forward-looking statements when you see us using words such as “expect,” “anticipate,” “believe,” “intend,” “may,” “predict,” and other similar expressions. These forward-looking statements cover, among other items: events, conditions and financial trends that may affect the Company’s future plans of operation, business strategy, growth of operations and financial position, including statements regarding revenue and earnings or loss per share projections, concentration of revenues among a limited number of customers, expected capital expenditures for fiscal 2003 and sufficiency of cash to meet working capital and capital expenditure requirements for 2003. Any forward-looking statements are not guarantees of future performance and are necessarily subject to a number of risks and uncertainties, some of which are beyond our control. Because of these risks and uncertainties, the forward-looking events discussed in this Report might not transpire.

ITEM 7:   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                  OPERATIONS

Overview

ADS provides information technology (“IT”) strategy consulting and systems integration services to the financial services industry. We offer rapid, cost-effective IT solutions to the business challenges faced by financial services companies through our in-depth financial services experience, technological expertise and project management skills. Our service offerings are organized around four practice areas: Customer Relationship Management (“CRM”), Conversions and Consolidations, IT Strategy and Consulting, and e-Business.

Our revenues are derived primarily from professional fees billed to customers on a time and materials basis or, in certain instances, on a fixed price basis. Included in revenues are reimbursable contract-related travel and entertainment expenses, which are separately billed to customers. Substantially all of our contracts, other than fixed price contracts, are terminable by the customer following limited notice and without significant penalty to the customer. Revenues from fixed price contracts represented approximately 2.2% and 7.3% of our revenues for the fiscal years ended March 31, 2002 and 2001, respectively.

We have derived, and expect to continue to derive, a significant portion of our revenues from a relatively limited number of customers. Revenues from our five largest customers in fiscal 2002, 2001 and 2000 were 81.5%, 65.4% and 56.5%, respectively, as a percentage of revenues. In the near and intermediate term, we expect that this heavy concentration of revenues will continue. In fiscal 2002, FleetBoston Financial Corporation, Citizens Financial Corporation, Zions Bancorporation, IntraNet, Inc., a TSA Company and National City Corporation accounted for approximately 24.7%, 23.8%, 21.6%, 7.3% and 4.1%, respectively, of revenues. In fiscal 2001, FleetBoston Financial Corporation, Citizens Banking Corporation (MI), Brokat Financial Systems, NBT Bancorp and Corillian Corporation accounted for approximately 27.2%, 12.5%, 9.2%, 8.3% and 8.2%, respectively, of revenues. In fiscal 2000, FleetBoston Financial Corporation, Citizens Banking Corporation (MI), First Security Information Technology, Inc., UST Data Services, Inc. and Corillian Corporation accounted for approximately 25.5%, 11.3%, 8.5%, 5.7% and 5.5%, respectively, of revenues. Because a significant portion of our revenues are derived from services related to deregulation and consolidation activities in the financial services industry, changes in the regulatory environment or a reduction in consolidation activity have in the past, and could in the future, have a material adverse effect on our business, financial condition and results of operations. In addition, the loss of a major customer or termination of a major project as a result of an acquisition of a customer by an organization to which the Company does not currently provide services, or for any other reason, could have a material adverse effect on our business, revenues and profitability.

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

Acquisition/Disposition of Assets

On June 29, 2001, we acquired substantially all of the assets of Cool Springs Associates, Inc. d/b/a EarningsInsights (“EI”), including $412,000 of fixed assets, pursuant to an asset purchase agreement by and among us, EI and certain stockholders of EI (the “Asset Purchase Agreement”). The purchase price for the acquisition consisted of a $2 million cash payment and the issuance by us of a warrant to purchase 300,000 shares of our common stock at an exercise price of $5.08 per share. We paid the cash portion of the consideration for the acquired assets from our working capital.

On March 29, 2002, we announced our decision to discontinue the operations of EI because its offering had not met expectations and its operations had a negative impact on our earnings. The disposition of the operations of EI represents the disposal of a business segment under Accounting Principles Board Opinion (“APB”) No. 30. Accordingly, the results of this operation have been classified as discontinued and interim quarterly periods have been restated.

First Quarter Outlook

For the first quarter of fiscal 2003, we anticipate that revenue will be in the $6.0 to $6.4 million range with net income of $0.00 to $0.02 per share.

Results of Operations

The following table sets forth, for the periods indicated, certain financial data as a percentage of revenues:

	Year Ended March 31,

	2002	2001	2000

Revenues	100.0%	100.0%	100.0%

Cost of revenues	66.3	70.0	74.5

Gross profit	33.7	30.0	25.5

Operating expenses:

Sales and marketing	16.1	14.2	9.2

General and administrative	26.4	20.3	21.1

Restructuring expense	4.5	1.0	—

Total operating expenses	47.0	35.5	30.3

Loss from operations	(13.3)	(5.5)	(4.8)

Interest income, net	5.1	6.3	5.2

Write-down of investment	14.7	—	—

Income (loss) from continuing operations before provision (benefit) for income taxes	(22.9)	0.8	0.4

Provision (benefit) for income taxes	(6.2)	0.7	0.3

Income (loss) from continuing operations	(16.7)	0.1	0.1

Discontinued operations:

Loss from operations of discontinued business (less applicable income tax benefit of 2.0%)	3.9	—	—

Loss on disposal of business (less applicable income tax benefit of 3.6%)	9.4	—	—

Net income (loss)	(30.0)%	0.1%	0.1%

Variability of Operating Results

Variations in our revenues and operating results have occurred from quarter to quarter, and on an annual basis, and may continue to occur as a result of a number of factors. Quarterly revenues and operating results can depend on:

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

Year Ended March 31, 2002 Compared to Year Ended March 31, 2001

Revenues

Revenues decreased 40.2% for the year ended March 31, 2002 compared to the year ended March 31, 2001, to $20.4 million from $34.1 million. This decrease was predominately due to a 46.6% decrease in volume of services delivered to customers due to the continued IT spending freeze, offset in part by a 14.9% increase in the average billing rate from $121 per hour for fiscal 2001 to $139 per hour for fiscal 2002.

Cost of Revenues

Cost of revenues decreased 43.3% to $13.5 million in fiscal 2002 compared to $23.9 million in fiscal 2001, representing 66.3% and 70.0% of revenues, respectively. The dollar decrease in cost of revenues was primarily due to a decrease in the average number of billable personnel from 150 for fiscal 2001 to 90 for fiscal 2002. The decrease in cost of revenues as a percentage of revenues is due to the increase in the average billing rate.

Sales and Marketing

Sales and marketing expenses decreased 32.4% to $3.3 million in fiscal 2002 compared to $4.9 million in fiscal 2001, representing 16.1% and 14.2% of revenues, respectively. The overall dollar decrease resulted primarily from a decrease in our sales and marketing group from an average of 21 employees for fiscal 2001 to an average of 16 employees for fiscal 2002. The increase in sales and marketing expense as a percentage of revenues is due to the significant reduction in revenue from the prior year.

General and Administrative

General and administrative expenses decreased 22.2% to $5.4 million in fiscal 2002 compared to $6.9 million in fiscal 2001, representing 26.4% and 20.3% of revenues, respectively. The dollar decrease is primarily due to a decrease in compensation expenses as a result of a reduction in the average number of general and administrative personnel from 28 employees for fiscal 2001 to 21 for fiscal 2002. The percentage change is primarily due to the significant reduction in revenue from the prior year.

Restructuring Expense

In April of fiscal 2002, we reduced our headcount by 35 employees, resulting in a pre-tax restructuring expense of $925,000. In January of fiscal 2001, we also reduced our headcount by 28 employees resulting in a pre-tax restructuring expense of $337,000.

Write-Down of Investment

On September 8, 2000, we made a $3 million preferred stock investment, representing a minority interest in S2 Systems, Inc., a software solutions provider in the banking and diversified financial services markets. This investment was stated at cost. During the quarter ended September 30, 2001, we determined that our investment was permanently impaired and it was written-down to zero.

Interest Income, Net

Interest income, net decreased $1.1 million to $1.0 million in fiscal 2002 compared to $2.1 million for fiscal 2001. This decrease was principally due to interest rate decreases and lower cash balances. Interest expense is immaterial.

Provision (Benefit) for Income Taxes

The provision (benefit) for income taxes decreased $1.5 million to a $(1.3) million tax benefit in fiscal 2002 compared to a $250,000 provision in fiscal 2001. The benefit was a result of the recent passage of the Economic Stimulus Act which allows a company to carry-back losses for five years to recover taxes previously paid. This tax benefit was initiated in Q4 2002 and is net of a provision for taxes in Q1 2002 of $.4 million which was to establish a valuation allowance for deferred taxes. Management established the valuation allowance because it is more likely than not that the deferred tax asset will not be realizable in the near future.

Discontinued Operations

On March 29, 2002, we announced our decision to discontinue the operations of EI. Consequently, we incurred a charge of $1.9 million, net of income tax benefit, relating to the write-off of EI assets and an accrual for estimated losses during the phase-out period.

The disposition of the EI operation represents the disposal of a business segment under APB No. 30. Accordingly, results of this operation have been classified as discontinued, and interim quarterly periods have been restated. For the fiscal year ended March 31, 2002, EI incurred a $797,000 loss, net of income tax benefit.

Year Ended March 31, 2001 Compared to Year Ended March 31, 2000

Revenues

Revenues decreased 3.0% for the year ended March 31, 2001 compared to the year ended March 31, 2000, to $34.1 million from $35.2 million. This decrease was due to an approximate 11.0% decrease in the number of billable hours for fiscal year 2001 versus fiscal year 2000, offset by an approximate 8.0% increase in the average billing rate from $112 per hour for fiscal 2000 to $121 per hour for fiscal 2001.

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

Interest Income, Net

Interest income, net increased $322,000 to $2.1 million in fiscal 2001 compared to $1.8 million for fiscal 2000. This increase was primarily due to the increase in interest rates. Interest expense is immaterial.

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

Liquidity and Capital Resources

We have no long-term debt and continue to operate primarily debt-free. Working capital decreased to $35.2 million at March 31, 2002 compared to $37.0 million at March 31, 2001. This decrease was primarily due to a decrease in cash and cash equivalents due to the EI acquisition. Our days sales in accounts receivable at March 31, 2002 was 49 compared to 47 days at March 31, 2001. While we believe that the risk with respect to collection of accounts receivable is minimized by the creditworthiness of our customers, primarily banks and other financial institutions, and our credit and collection policies, there can be no assurance that we will not encounter collection problems in the future. We attempt to further minimize this risk by performing ongoing credit valuations of our customers and maintaining an allowance for potential credit losses. We believe that our allowance for doubtful accounts and collection policies are adequate.

On September 8, 2000, we made a $3 million preferred stock investment, representing a minority interest, in S2 Systems, Inc., a software solution provider in the banking and diversified financial services markets. During the quarter ended September 30, 2001, we determined that our investment was permanently impaired and it was written-down to zero.

On June 29, 2001, we acquired substantially all of the assets of Cool Springs Associates, Inc. d/b/a EI, including $412,000 of fixed assets, pursuant to an asset purchase agreement by and among us, EI and certain stockholders of EI (the “Asset Purchase Agreement”). The purchase price for the acquisition consisted of a $2 million cash payment and the issuance by us of a warrant to purchase 300,000 shares of our common stock at an exercise price of $5.08 per share. We paid the cash portion of the consideration for the acquired assets from our working capital.

On March 29, 2002, we announced our decision to discontinue the operations of EI because its offering had not met expectations and its operations had a negative impact on our earnings. The disposition of the operations of EI represents the disposal of a business segment under APB No. 30. Accordingly, the results of this operation have been classified as discontinued and interim quarterly periods have been restated.

Capital expenditures for continuing operations were approximately $15,000 for the fiscal year 2002, exclusive of the aforementioned expenditure for EI fixed assets, and $246,000 for fiscal year 2001. The expenditures were used primarily for computer and other equipment, software and, to a lesser extent, leasehold improvements. For fiscal 2003, capital expenditures are expected to be approximately $200,000, and will be used primarily for computers and other equipment.

We expect that existing cash and cash equivalent balances, together with cash provided from operations, will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months.

To date, inflation has not had a material impact on our financial results.

We lease our facilities and other equipment under operating leases. Rent expense recognized under these leases during the fiscal years ended March 31, 2002, 2001 and 2000 totaled approximately $627,000, $639,000 and $546,000, respectively. Future minimum lease payments due under noncancelable operating leases are as follows:

Required Minimum
Payments

(in thousands)
Year ending March 31:

2003	$721

2004	718

2005	741

Total minimum lease payments	$2,180

There were no capital leases outstanding as of March 31, 2002.

New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”) and No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).

SFAS 141 requires that all business combinations be accounted for under the purchase method and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method which were initiated before but completed after June 30, 2001.

SFAS 142 requires that ratable amortization of goodwill be replaced with periodic testing of the goodwill for impairment and that intangible assets other than goodwill be amortized over their estimated useful lives. The provisions of SFAS 142 will be effective for fiscal years beginning after December 15, 2001.

However, early adoption of SFAS 142 will be permitted for companies with a fiscal year beginning after March 15, 2001, provided their first quarter financial statements have not been previously issued. We have early adopted SFAS 142 as of April 1, 2001. Since we had no goodwill or other intangible assets at the date of adoption there is no effect on prior period financial results.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which is effective January 1, 2002. SFAS 144 supersedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” and the accounting and reporting provisions relating to the disposal of a segment of a business described in APB No. 30. We do not expect the adoption of SFAS 144 will have a material impact on our financial statements.

Critical Accounting Policies

We believe the following represents our critical accounting policies:

Revenue Recognition

We derived 98% of our revenue from consulting services under time and material billing arrangements in fiscal year 2002. Under these arrangements, revenue is recognized as the services are provided. We also derive revenue on fixed price contracts. Revenue on fixed price contracts is recognized using the percentage of completion method of accounting and is adjusted monthly for the cumulative impact of any revision in estimates. We determine the percentage of completion of our contracts by comparing costs incurred to date to total estimated costs.

Income Taxes

We recognize deferred tax assets and liabilities for the expected consequences of temporary differences between the financial statement basis and tax basis of our assets and liabilities. A deferred tax valuation allowance is established if, in management’s opinion, it is more likely than not that all or a portion of our deferred tax assets will not be realized.

At March 31, 2002, a full valuation allowance has been provided for our deferred tax assets. If we achieve sustained profitability, some or all of this valuation allowance would be reversed to income.

Accounts Receivable

We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s current credit worthiness, as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. Since our accounts receivable are concentrated in a relatively few number of customers, a significant change in the liquidity or financial position of any one of these customers could have a material adverse impact on the collectibility of our accounts receivables and our future operating results.

Valuation of Long-Lived Assets

We periodically evaluate long-lived assets for potential impairment under SFAS 121 and, in fiscal year 2003 under SFAS 144, we will perform these evaluations whenever events or changes in circumstances suggest that the carrying value of an asset or group of assets is not recoverable. Indicators of potential impairment include:

•	a significant change in the manner in which an asset is used;

•	a significant decrease in the market value of an asset; and

•	a significant adverse change in our business or our industry.

If we believe an indicator of potential impairment exists, we test to determine whether the impairment recognition criteria of SFAS 121 and SFAS 144, going forward, have been met. In evaluating long-lived assets for potential impairment, we make several significant estimates and judgments, including:

•	estimating future cash flows associated with the asset or group of assets; and

•	determining an appropriate discount rate to use in the analysis.

Use of different estimates and judgments could yield materially different results in our analysis, and could result in significant different asset impairment charges.

Marketable Securities

We invest in marketable securities as part of our strategy to invest excess cash and achieve income therefrom. On a quarterly basis we review the fair market value of these marketable securities in comparison to historical cost.

If the fair market value of a marketable security is less than our carrying value, we consider all available evidence in assessing when and if the value of the investment can be expected to recover to at least its historical cost. This evidence would include:

•	a lack of any substantial company-specific adverse events causing declines in value; and

•	overall financial condition and liquidity of the issuer of the securities.

If our review indicates that the decline in value is “other than temporary,” we write-down our investment to the then current market value and record an impairment charge in our statements of operations. The determination of whether an unrealized loss is “other than temporary” requires significant judgment, and can have a material impact on our reported results.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates due to investments in instruments made for non-trading purposes. The interest rate risk relates primarily to our portfolio of short-term investment grade securities. As of March 31, 2002 we did not, nor do we intend to, use derivative financial instruments for speculative trading purposes.

The majority of our sales are denominated in U.S. dollars and take place in North America.

We believe that interest rate risk and foreign currency exchange rate risks are both immaterial to the Company.

ITEM 8:   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of
Atlantic Data Services, Inc:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Atlantic Data Services, Inc. and its subsidiary (the “Company”) at March 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Boston, Massachusetts
April 26, 2002

ATLANTIC DATA SERVICES, INC.

Consolidated Balance Sheets
(in thousands, except share data)

	March 31,	March 31,
	2002	2001

Assets

Current assets:

Cash and cash equivalents	$15,457	$36,655

Short-term investments	16,601	—

Accounts receivable, net of allowance for doubtful accounts of $375 at March 31, 2002 and 2001	3,170	3,090

Tax receivable	2,784	—

Prepaid expenses	260	243

Deferred taxes	—	464

Total current assets	38,272	40,452

Long-term investment	—	3,000

Property and equipment, net	308	629

Other assets	182	536

Total assets	$38,762	$44,617

Liabilities and Stockholders’ Equity

Current liabilities:

Accounts payable	$455	$538

Accrued expenses and other liabilities	2,055	2,828

Deferred revenue	531	4

Billings in excess of costs and estimated earnings	12	82

Total current liabilities	3,053	3,452

Commitments

Stockholders’ equity:

Preferred stock, $.01 par value, 1,000,000 authorized, no shares issued or outstanding	—	—

Common stock, $.01 par value, 60,000,000 shares authorized, 13,151,123 shares issued and 13,039,123 outstanding at March 31, 2002 and 13,135,126 shares issued and 13,023,126 outstanding at March 31, 2001	131	131

Additional paid-in capital	27,565	26,900

Retained earnings	8,038	14,159

Treasury stock (112,000 shares carried at cost)	(25)	(25)

Total stockholders’ equity	35,709	41,165

Total liabilities and stockholders’ equity	$38,762	$44,617

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC DATA SERVICES, INC.

Consolidated Statements of Operations
(in thousands, except per share data)

	Year Ended	Year Ended	Year Ended
	March 31,	March 31,	March 31,
	2002	2001	2000

Revenues	$20,419	$34,135	$35,186

Cost of revenues	13,537	23,890	26,207

Gross profit	6,882	10,245	8,979

Operating expenses:

Sales and marketing	3,284	4,856	3,232

General and administrative	5,382	6,920	7,441

Restructuring expense	925	337	—

Total operating expenses	9,591	12,113	10,673

Loss from operations	(2,709)	(1,868)	(1,694)

Interest income, net	1,041	2,144	1,822

Write-down of investment	3,000	—	—

Income (loss) from continuing operations before provision for income taxes	(4,668)	276	128

Provision (benefit) for income taxes	(1,274)	250	109

Income (loss) from continuing operations	(3,394)	26	19

Discontinued operations:

Loss from operations of discontinued business (less applicable income tax benefit of $410)	797	—	—

Loss on disposal of business (less applicable income tax benefit of $735)	1,930	—	—

Net income (loss)	$(6,121)	$26	$19

Earnings (loss) per share from continuing operations:

Basic	$(0.26)	$0.00	$0.00

Diluted	$(0.26)	$0.00	$0.00

Earnings (loss) per share from discontinued operations:

Basic	$(0.21)	—	—

Diluted	$(0.21)	—	—

Earnings (loss) per share from net income:

Basic	$(0.47)	$0.00	$0.00

Diluted	$(0.47)	$0.00	$0.00

Shares used in computing earnings (loss) per share (basic)	13,028	12,998	12,925

Shares used in computing earnings (loss) per share (diluted)	13,028	13,213	13,254

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC DATA SERVICES, INC.

Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)

	Common Stock		Additional		Treasury Stock
			Paid-In	Retained
	Shares	Amount	Capital	Earnings	Shares	Amount	Total

Balance at March 31, 1999	13,018,391	$130	$26,526	$14,114	112,000	$(25)	$40,745

Shares issued under stock option plans	69,208	1	210	—	—	—	211

Income tax benefit from exercise of stock options	—	—	1	—	—	—	1

Net income	—	—	—	19	—	—	19

Balance at March 31, 2000	13,087,599	131	26,737	14,133	112,000	(25)	40,976

Shares issued under stock option plans	47,527	—	163	—	—	—	163

Net income	—	—	—	26	—	—	26

Balance at March 31, 2001	13,135,126	131	26,900	14,159	112,000	(25)	41,165

Shares issued under stock option plans	15,997	—	28	—	—	—	28

Warrant issued	—	—	637	—	—	—	637

Net loss	—	—	—	(6,121)	—	—	(6,121)

Balance at March 31, 2002	13,151,123	$131	$27,565	$8,038	112,000	$(25)	$35,709

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC DATA SERVICES, INC.

Consolidated Statements of Cash Flows
(in thousands)

	Year Ended March 31,

	2002	2001	2000

Cash flows from operating activities:

Net income (loss)	$(6,121)	$26	$19

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Depreciation and amortization	395	536	676

Write-down of investment	3,000	—	—

Discontinued operations	2,727	—	—

Deferred taxes	464	381	(106)

Tax benefit from exercise of stock options	—	—	1

Change in assets and liabilities (net of effect of acquisition and disposition):

Accounts receivable	(80)	2,424	1,523

Tax receivable	(1,638)	—	—

Prepaid expenses and other assets	405	(289)	(55)

Accounts payable	(88)	(219)	(436)

Accrued expenses and other liabilities	(1,037)	(1,169)	(518)

Deferred revenue	527	4	—

Billings in excess of costs and estimated earnings on contracts	(70)	40	42

Federal and state income taxes	—	(343)	(74)

Net cash provided by (used in) operating activities of continuing operations	(1,516)	1,391	1,072

Cash flows from investing activities:

Purchase of short-term investments	(22,162)	—	—

Sale of short-term investments	1,300	—	—

Maturity of short-term investments	4,200	—	—

Long-term investment	—	(3,000)	—

Purchase of property and equipment	(15)	(246)	(249)

Net cash used in investing activities of continuing operations	(16,677)	(3,246)	(249)

Cash flows from financing activities:

Principal payments under capital lease obligation	—	—	(13)

Proceeds from exercise of stock options under stock option plans	28	163	211

Net cash provided by financing activities of continuing operations	28	163	198

Net cash used in continuing operations	(18,165)	(1,692)	1,021

Net cash used in discontinued operations	(3,033)	—	—

Net increase (decrease) in cash and cash equivalents	(21,198)	(1,692)	1,021

Cash and cash equivalents, beginning of year	36,655	38,347	37,326

Cash and cash equivalents, end of year	$15,457	$36,655	$38,347

Supplemental disclosure of cash flow information:

Cash paid during the year for taxes	$46	$759	$853

Supplemental disclosure of non-cash investing activities:

Acquisition of assets with warrant	$637	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC DATA SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2002

1.	DESCRIPTION OF BUSINESS

Atlantic Data Services, Inc. (“ADS” or the “Company”), provides information technology (“IT”) strategy consulting and systems integration services to customers exclusively in the financial services industry, primarily banks. The Company offers IT solutions to the business challenges faced by financial services companies through its in-depth financial services experience, technological expertise and project management skills. The Company’s service offerings are organized around four practice areas: Customer Relationship Management (CRM), Conversions and Consolidations, IT Strategy and Consulting, and e-Business.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Atlantic Data Services, Inc. and its wholly owned subsidiary, ADS Securities Corp. (collectively “the Company”). All intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity date of three months or less to be cash equivalents.

At March 31, 2002 and 2001, cash equivalents were comprised of money market funds, commercial paper, CDs, municipal bonds and corporate debt totaling approximately $14,878,000 and $31,993,000, respectively, and repurchase agreements totaling approximately $288,000 and $4,268,000, respectively. At March 31, 2002 and 2001, cash equivalents are classified as available-for-sale and recorded at fair value. These investments are subject to minimal credit and market risk.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist primarily of cash equivalents, short-term investments and accounts receivable. The risk with respect to cash equivalents and short-term investments is minimized by the Company’s policies in which investments have relatively short maturities and are only placed with highly rated issuers. A significant portion of the Company’s revenues and accounts receivable are derived from services provided to banks and other financial institutions. The risk with respect to accounts receivable is minimized by the creditworthiness of the Company’s customers and the Company’s credit and collection policies. The Company performs ongoing credit evaluations of its customers, generally does not require collateral, and maintains allowances for potential credit losses which, when realized, have been within the range of management’s expectations.

Revenue Recognition

The Company primarily derives its revenue from consulting services under time and material billing arrangements. Under these arrangements, revenue is recognized as the services are provided. Deferred revenue pertains to time and material billing arrangements and represents cash collected in advance of the performance of services.

Revenue on fixed price contracts is recognized using the percentage of completion method of accounting and is adjusted monthly for the cumulative impact of any revision in estimates. The Company determines the percentage of completion of its contracts by comparing costs incurred to date to total estimated costs. Contract costs include all direct labor and expenses related to the contract performance. Losses, if any, are provided for in the period in which the loss is determined. “Billings in excess of costs and estimated earnings,” represents billings in excess of revenues recognized.

Included in revenues for the years ended March 31, 2002, 2001 and 2000 are reimbursable contract-related travel and entertainment expenses of $2,986,000, $5,777,000 and $5,517,000, respectively, which are separately billed to customers.

Accounts Receivable

The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by its review of its current credit information. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon its historical experience and any specific customer collection issues that have been identified. While such credit losses have historically been within the Company’s expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same credit loss rates that it has in the past. Since the Company’s accounts receivable are concentrated in a relatively few number of customers, a significant change in the liquidity or financial position of any one of these customers could have a material adverse impact on the collectibility of its accounts receivables and future operating results.

Property and Equipment

Property and equipment are stated at cost, less depreciation. Depreciation expense is recognized using the straight-line method over the estimated useful lives of the related assets. When assets are sold or retired, the related costs and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations.

Leases

Leases are recorded as capital or operating leases. Any lease where substantially all of the benefits and risks related to the ownership of the leased asset are transferred to the lessee, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 13, “Accounting for Leases,” is accounted for as if the asset was acquired and as if the obligation were assumed as of the date of the lease. All other leases are recorded as operating leases, whereby the related costs are charged to income on a straight-line basis over the lesser of the lease term or the useful life of the lease.

Stock-Based Compensation

The Company accounts for stock options granted to employees in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” and related interpretations, and applies the disclosure only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (see Note 7).

Segment Information

The Company follows SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information.” SFAS No. 131 prescribes the use of the “management” approach whereby the Company’s reportable segments are established based on the internal reporting that is used by management for making operating decisions and assessing performance. Also required by SFAS No. 131 are disclosures about products and services, geographic areas and major customers (see Note 12).

Earnings per Common Share

The Company follows SFAS No. 128, “Earnings per Share.” SFAS No. 128 requires the presentation of two amounts, basic earnings (loss) per share and diluted earnings (loss) per share. Basic earnings (loss) per share is calculated by dividing income (loss) from continuing operations, discontinued operations and net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is computed using the weighted average number of common stock outstanding during the period, plus the dilutive effect of common stock equivalents.

Income Taxes

The Company recognizes deferred tax assets and liabilities for the expected consequences of temporary differences between the financial statement basis and tax basis of the Company’s assets and liabilities. A deferred tax valuation allowance is established if, in management’s opinion, it is more likely than not that all or a portion of the Company’s deferred tax assets will not be realized.

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

New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”) and No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).

SFAS 141 requires that all business combinations be accounted for under the purchase method and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method which were initiated before but completed after June 30, 2001.

SFAS 142 requires that ratable amortization of goodwill be replaced with periodic testing of the goodwill for impairment and that intangible assets other than goodwill be amortized over their estimated useful lives. The provisions of SFAS 142 will be effective for fiscal years beginning after December 15, 2001. However, early adoption of SFAS 142 will be permitted for companies with a fiscal year beginning after March 15, 2001, provided their first quarter financial statements have not been previously issued. The Company has early adopted SFAS 142 as of April 1, 2001. Since the Company had no goodwill or other intangible assets at the date of adoption there is no effect on prior period financial results.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which is effective January 1, 2002. SFAS 144 supersedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” and the accounting and reporting provisions relating to the disposal of a segment of a business described in APB No. 30. The Company does not expect that the adoption of SFAS 144 will have a material impact on its financial statements.

3.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	Useful Life	March 31,	March 31,
	in Years	2002	2001

		(in thousands)

Computer equipment and software	3-5	$2,124	$2,165

Office furniture and equipment	5-7	669	667

Leasehold improvements	Lease Term	509	509

Building	31.5	183	183

		3,485	3,524

Accumulated depreciation and amortization		(3,177)	(2,895)

		$308	$629

Depreciation and amortization expense relating to fixed assets was $334, $536 and $676 for the years ended March 31, 2002, 2001 and 2000, respectively, of which $0, $22 and $13, respectively, related to amortization of office furniture and equipment held under capital leases. Accumulated amortization of office furniture and equipment held under capital leases was approximately $122, $122 and $100 at March 31, 2002, 2001 and 2000, respectively.

4.	ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

	March 31,	March 31,
	2002	2001

	(in thousands)
Accrued payroll	$652	$1,500

Accrued medical	294	395

Compensated absences	134	196

Other	975	737

	$2,055	$2,828

5.     INCOME TAXES

Significant components of the provision (benefit) for income taxes are presented below:

	March 31,	March 31,	March 31,
	2002	2001	2000

	(in thousands)
Current:

Federal	$(1,638)	$(37)	$112

State	—	106	24

Deferred:

Federal	148	250	(22)

State	216	(69)	(5)

	$(1,274)	$250	$109

The reconciliation of the consolidated effective tax rate of the Company for the years ended March 31, 2002, 2001 and 2000 is as follows:

	2002	2001	2000

	(in thousands)
Pretax income	$(4,668)	$276	$128

Statutory income tax rate	$(1,587)	$96	$44

State taxes, net of federal benefit	(481)	24	12

Permanent differences	35	134	151

Net valuation allowance	762	—	—

Other	(3)	(4)	(98)

Total provision	$(1,274)	$250	$109

The Company’s deferred tax assets are comprised of the following:

	March 31,	March 31,
	2002	2001

	(in thousands)
Allowance for doubtful accounts	$151	$151

Compensated absence accrual	54	79

Depreciation	254	245

Net operating loss carryforward	808	130

Other accruals	340	257

Valuation allowance	(1,607)	—

	$—	$862

Management has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets and has established a full valuation allowance for such assets, which are comprised principally of net operating loss carryforwards and various accruals. Management has evaluated that it is more likely than not that the deferred tax asset will not be realizable in the future; management reevaluates the positive and negative evidence periodically.

6.     STOCKHOLDERS’ EQUITY

On June 29, 2001, the Company acquired substantially all the assets of Cool Springs Associates, Inc. d/b/a EarningsInsights (“EI”) pursuant to an asset purchase agreement by and among us, EI and certain stockholders of EI (the “Asset Purchase Agreement”). The purchase price for the acquisition consisted of a $2 million cash payment and the issuance by us of a warrant to purchase 300,000 shares of common stock at an exercise price of $5.08 per share.

The warrant was issued on June 29, 2001 and will expire seven years therefrom. The warrant may be exercised in whole or in part during the seven-year exercise period. The warrant was valued as of the issuance date at $637,000 based on the Black-Scholes Option Pricing Model from publicly available sources of information.

7.     STOCK OPTION PLANS

Key Person Stock Plan

In March 1985, the Board of Directors approved the Company’s Key Person Stock Plan (the “Key Person Plan”) and authorized that 560,000 shares of common stock be reserved for issuance under such plan. Under the terms of the Key Person Plan, the Company is authorized to sell shares at the then fair market value of common stock to officers and other key employees of and consultants to the Company. To date, 394,800 have been issued under the Key Person Plan, of which an aggregate 112,000 shares were repurchased by the Company and are held in treasury at March 31, 2002 and 2001. No common stock was issued pursuant to this plan during the years ended March 31, 2002, 2001 and 2000. At March 31, 2002, 165,200 shares of common stock were available for future issuance; however, the Company does not intend to issue additional shares under the Key Person Plan.

Incentive Stock Option Plan

On January 26, 1993, the Board of Directors approved the Company’s 1992 Incentive Stock Option Plan (the “1992 Plan”). Under the terms of the 1992 Plan, the Company is authorized to grant incentive stock options to purchase shares of common stock to officers and other employees of and consultants to the Company. The aggregate number of shares of common stock which may be issued pursuant to the 1992 Plan is 812,000. Vesting is determined by the Board of Directors. All options issued were issued to employees and vested immediately upon issuance. At March 31, 2002, no options were available for future grant under the 1992 Plan.

1997 Stock Plan

In October 1997, the Board of Directors approved the Company’s 1997 Stock Plan (the “Plan”), and authorized that 500,000 shares of common stock be reserved for issuance under such plan. Under the terms of the Plan, the Company is authorized to grant incentive stock options and non-qualified stock options, as well as awards and direct purchases of common stock to employees, consultants, directors and officers of the Company. In March 1998, the Board of Directors voted to amend the Stock Plan to provide, among other things, that the number of shares reserved for issuance under the Stock Plan be increased from 500,000 shares of common stock to 1,500,000 shares of common stock. In March 1999, the Board of Directors voted to increase the authorized number of shares for issuance under the Plan to 3,000,000, which vote was ratified and approved by the Company’s shareholders at the July 28, 1999 Annual Meeting of Shareholders.

1998 Employee Stock Purchase Plan

The 1998 Employee Stock Purchase Plan (the “1998 Plan”) provides for the grant of rights to eligible employees on a semi-annual basis to purchase shares of the Company’s common stock. The 1998 Plan allows eligible employees to purchase up to 500 shares at the lessor of (1) 85% of the average market price of the common stock on the first business day of the Payment Period or (2) 85% of the average market price of the common stock on the last business day of the Payment Period. The participant can contribute up to 10% of total compensation to the 1998 Plan.

Stock Option Activity

The option activity for the years ended March 31, 2002, 2001 and 2000 was as follows:

	2002		2001		2000

		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average
	of	Exercise	of	Exercise	of	Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding options at beginning of year	2,257,000	$5.08	1,990,625	$5.64	1,908,125	$6.23

Granted	422,000	2.09	1,019,000	4.28	590,000	4.34

Exercised	—	—	(26,000)	4.97	—	—

Cancelled	(1,020,831)	5.05	(726,625)	5.39	(507,500)	6.34

Outstanding options at end of year	1,658,169	4.34	2,257,000	5.08	1,990,625	5.64

Exercisable at end of year	1,094,196	4.87	1,085,625	5.47	846,377	5.43

Available for future grant at end of year	1,531,581	—	932,750	—	1,043,500	—

Weighted average fair value of options granted during the year	$1.44		$3.77		$3.19

The following table summarizes stock options outstanding at March 31, 2002:

	Options Outstanding			Options Exercisable

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Price	Outstanding	Life	Price	Exercisable	Price

$0.91	277,000	3.44	$0.91	277,000	$0.91

1.74	146,000	9.74	1.74	1,334	1.74

1.80	66,000	9.56	1.80	—	—

2.01	20,000	9.39	2.01	20,000	2.01

2.20	2,000	9.41	2.20	—	—

2.38	45,000	8.68	2.38	—	—

2.48	58,000	9.33	2.48	—	—

3.63	30,000	8.18	3.63	—	—

3.88	12,000	7.67	3.88	8,000	3.88

4.13	30,000	7.57	4.13	20,000	4.13

4.25	60,000	5.78	4.25	60,000	4.25

4.69	167,669	8.42	4.69	59,028	4.69

5.05	45,000	8.30	5.05	—	—

5.06	425,000	6.94	5.06	425,000	5.06

5.25	60,000	8.09	5.25	20,000	5.25

7.13	8,000	7.91	7.13	5,334	7.13

9.00	127,750	5.87	9.00	127,750	9.00

13.00	46,750	6.14	13.00	46,750	13.00

13.44	24,000	6.16	13.44	18,000	13.44

15.00	8,000	6.42	15.00	6,000	15.00

$0.91 – $15.00	1,658,169	6.98	$4.34	1,094,196	$4.87

Pro forma information regarding net income (loss) and earnings (loss) per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for employee options granted during fiscal 2002, 2001 and 2000 was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	For the Year Ended

	March 31,	March 31,	March 31,
	2002	2001	2000

Risk free interest rate	3.6 – 4.7%	4.7 – 6.6%	5.6%

Volatility	75%	118%	80%

Dividend yield	—	—	—

Expected life in years	4 years	4 years	4 years

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period, which includes actual accelerated vesting entitlements during the year.

The Company’s pro forma information follows (in thousands, except for per share data):

	For the Year Ended

	March 31,	March 31,	March 31,
	2002	2001	2000

Pro forma net loss	$(6,305)	$(3,812)	$(2,032)

Pro forma loss per share (basic)	$(0.48)	$(0.29)	$(0.16)

Pro forma loss per share (diluted)	$(0.48)	$(0.29)	$(0.16)

The effect on net loss and loss per share may not be indicative of the effects in future years as options vest over several years and the Company continues to grant stock options to new employees.

8.     EARNINGS PER SHARE

The following table sets forth per share earnings (loss) for the year ended March 31, 2002 and 2001:

	For the Year Ended

	March 31,	March 31,
	2002	2001

Numerator for earnings (loss) per common share and earnings (loss) per common share assuming dilution:

Loss from continuing operations	$(3,394,319)	$—

Loss from discontinued operations	(2,726,998)	—

Net income (loss)	(6,121,317)	25,511

Denominator:

Denominator for basic earnings (loss) per share – weighted average shares	13,027,949	12,997,765

Effect of dilutive securities:

Employee stock options	—	215,003

Denominator for diluted earnings (loss) per share – adjusted weighted average shares and assumed conversions	13,027,949	13,212,768

Basic earnings (loss) per share:

Continuing operations	$(0.26)	$0.00

Discontinued operations	(0.21)	—

Net income (loss)	(0.47)	0.00

Diluted earnings (loss) per share:

Continuing operations	$(0.26)	$0.00

Discontinued operations	(0.21)	—

Net income (loss)	(0.47)	0.00

In addition, as of March 31, 2002 and 2001, there were options outstanding to purchase 1,147,169 and 1,782,000 shares, respectively, that are potentially anti-dilutive.

9.	RESTRUCTURING

The Company had two restructuring plan initiatives during fiscal 2001 and 2002 to better align costs with the then current market conditions. Pursuant to the plans, 28 employees were terminated during fiscal 2001 and 35 were terminated during fiscal 2002. Restructuring expenses were principally for severance pay and health insurance benefits for terminated employees. Employees from all departments of the Company were terminated. All restructuring expenses are separately stated in the Consolidated Statements of Operations as part of “Operating expenses.”

The Company’s restructuring costs are as follows (in thousands except for employee termination information):

	For the Year Ended

	March 31,	March 31,
	2002	2001

Accrued liability at beginning of year	$50	$—

Charges and other liabilities accrued:

Severance and other employee-related costs	835	337

Other related costs	90	—

	925	337

Costs incurred:

Severance and other employee-related costs	(853)	(287)

Other related costs	(79)	—

	(932)	(287)

Accrued liability at end of year	$43	$50

Cash expenditures	$853	$287

Number of employee terminations due to restructuring plans	35	28

10.	MAJOR CUSTOMERS

The nature of the Company’s services results in the Company deriving significant amounts of revenue from certain customers in a particular year. For the year ended March 31, 2002, three customers accounted for 24.7%, 23.8% and 21.6% of the Company’s revenues. At March 31, 2002, these customers accounted for 5.8%, 64.3% and 20.9% of accounts receivable. For the year ended March 31, 2001, two customers accounted for 27.2% and 12.5% of the Company’s revenues. At March 31, 2001, these customers accounted for 35.1% and 0.2% of accounts receivable. For the year ended March 31, 2000, two customers accounted for 25.5% and 11.3% of the Company’s revenue. At March 31, 2000, these customers accounted for 24.0% and 10.5% of accounts receivable.

11.	EMPLOYEE RETIREMENT PLAN

The Company maintains a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code for eligible employees (the “401(k) Plan”). The 401(k) Plan is funded by employee contributions of up to 100% of gross compensation, not to exceed IRS limits, and by discretionary Company contributions. In accordance with the provisions of the 401(k) Plan, employees may make tax-deferred contributions and the Company, at its discretion, may match 50% of employee contributions up to 5% of their earnings. The Company may also elect to make additional contributions to the plan. Company contributions vest over five years of employment. Company contributions amounted to $239,471, $357,998 and $391,067 for the years ended March 31, 2002, 2001 and 2000, respectively.

12.	SEGMENT INFORMATION

The Company operates in a single business segment, which offers similar products and services. The Company’s products are similar in nature, providing information technology strategy consulting and systems integration services to customers primarily in the financial services industry, with a primary focus on banks. The Company considered the business of EI as a separate but immaterial segment (see Note 15).

13.	LONG-TERM INVESTMENT

On September 8, 2000, the Company made a $3 million preferred stock investment, representing a minority interest, in S2 Systems, Inc., a software solution provider in the banking and diversified financial services markets. This investment was stated at cost. During the quarter ended September 30, 2001, the Company determined that its investment was permanently impaired and it was written-down to zero.

14.	COMMITMENTS

The Company leases its facilities and other equipment under operating leases. Rent expense recognized under these leases during the fiscal years ended March 31, 2002, 2001 and 2000 totaled approximately $627,000, $639,000 and $546,000, respectively. Future minimum lease payments due under noncancelable operating leases are as follows:

Required Minimum
Payments

(in thousands)
Year ending March 31:

2003	$721

2004	718

2005	741

Total minimum lease payments	$2,180

There were no capital leases outstanding as of March 31, 2002.

15.	BUSINESS COMBINATIONS/DISPOSITION

On June 29, 2001, the Company acquired substantially all of the assets (including the intangibles and goodwill) of Cool Springs Associates, Inc. d/b/a EI for $2,000,000 in cash and a warrant to purchase 300,000 shares of the Company’s common stock, valued at approximately $637,000. EI, headquartered in Nashville, Tennessee, was a private company that implemented customer profitability methodologies exclusively licensed to it by First Manhattan Consulting Group, Inc. and incorporated these methodologies into an application service provider-delivered CRM profitability model offered primarily to mid-tier financial institutions and small banks.

The Company agreed to pay to EI an additional cash payment within 75 days after the end of each twelve-month period ending June 29, 2002, June 29, 2003 and June 29, 2004 equal to 50% of the net income (as defined in the Asset Purchase Agreement dated June 29, 2001 by and among the Company, EI and certain stockholders of EI) recognized by the Company that would be attributable to the operation of the former business of EI by the Company. Such cash payments would not exceed (i) $100,000 for the period ending on June 29, 2002, (ii) $200,000 for the period ending June 29, 2003 and (iii) $300,000 for the period ending on June 29, 2004. The Company will not make any additional cash payments due to the discontinuance of the operations of EI.

The acquisition was accounted for under the purchase method and, accordingly, the purchase price was allocated to assets acquired and liabilities assumed based on their estimated fair value at June 29, 2001, as follows (in thousands):

Property, plant and equipment	$412

Other assets	9

Intangibles	1,100

Goodwill	1,291

Total	$2,812

The purchase price was comprised of the following (in thousands):

Cash	$2,000

Fair value of warrant	637

Assumed liabilities	25

Transaction costs	150

Total	$2,812

The unaudited pro forma consolidated information for the year ended March 31, 2002 and 2001, determined as if the EarningsInsights acquisition had occurred on April 1 of each period would have resulted in the following (in thousands, except per share data):

	March 31, 2002		March 31, 2001
	(Unaudited)		(Unaudited)

	As Reported	Pro Forma	As Reported	Pro Forma

Revenues	$20,419	$20,509	$34,135	$34,215

Loss from operations	(2,709)	(4,299)	(1,868)	(4,118)

Net income (loss)	(6,121)	(6,425)	26	(1,303)

Basic earnings (loss) per share	$(0.47)	$(0.49)	$0.00	$(0.10)

Diluted earnings (loss) per share	(0.47)	(0.49)	0.00	(0.10)

The unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of results of operations in future periods or results that would have been achieved had the Company and the acquired company been combined during the specified periods.

On March 29, 2002, the Company announced its decision to discontinue the operations of EI. Consequently, the Company incurred a charge of $1.9 million, net of income tax benefit, relating to the write-off of EI long-lived assets and an accrual for estimated losses during the phase-out period. The disposition of the EI operation represents the disposal of a business segment under APB No. 30. Accordingly, results of this operation have been classified as discontinued, and interim quarterly periods have been restated. For the fiscal year ended March 31, 2002, EI incurred a $797,000 loss, net of income tax benefit.

The closing of EI resulted in the termination of four employees. Revenue relating to the discontinued business was $90,000 during fiscal 2002. All long-lived assets were written-off except for various computer equipment, which was appraised and written down to its estimated net realizable value. The Company expects to liquidate or utilize these assets in its existing business within six months. The Company will not make any additional cash payments as defined in the Asset Purchase Agreement dated June 29, 2001 due to the discontinuance of the operations of EI.

16.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table presents unaudited quarterly financial information for the years ended March 31, 2002 and 2001 (in thousands, except per share data):

	For the Quarters Ended

	June 30,	September 30,	December 31,	March 31,
	2001	2001	2001	2002

Revenue	$4,554	$5,150	$4,934	$5,781

Gross margin	797	1,726	1,843	2,516

Income (loss) from operations	(2,709)	(445)	29	416

Income (loss) from continuing operations	(2,723)	(3,146)	227	2,248

Net income (loss)	(2,723)	(3,643)	(165)	410

Basic earnings (loss) per share:

Continuing operations	$(0.21)	$(0.24)	$0.02	$0.17

Net income (loss)	(0.21)	(0.28)	(0.01)	0.03

Diluted earnings (loss) per share:

Continuing operations	(0.21)	(0.24)	0.02	0.17

Net income (loss)	(0.21)	(0.28)	(0.01)	0.03

	For the Quarters Ended

	June 30,	September 30,	December 31,	March 31,
	2000	2000	2000	2001

Revenue	$9,527	$10,467	$8,223	$5,918

Gross margin	2,835	3,684	2,618	1,108

Income (loss) from operations	4	594	(307)	(2,159)

Net income (loss)	290	621	112	(997)

Basic earnings (loss) per share	$0.02	$0.05	$0.01	$(0.08)

Diluted earnings (loss) per share	$0.02	$0.05	$0.01	$(0.08)

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

The following schedule depicts the allowance for doubtful accounts for the years ended March 31, 2000, 2001 and 2002 (in thousands):

			Charged to
	Balance at	Charged to	Other	Balance at
Allowance	Beginning	Cost and	Accounts –	End of
for Doubtful Accounts	of Period	Expenses	Write-Offs	Period

Year Ended March 31, 2000	$725	$(75)	$—	$650

Year Ended March 31, 2001	650	7	282	375

Year Ended March 31, 2002	375	(46)	46	375

ITEM 9:   CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
                  DISCLOSURES

None.

PART III

ITEM 10:   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information under the Sections “Election of Directors,” “Occupations of Directors and Executive Officers,” and “16(a) Beneficial Ownership Reporting Compliance,” of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on July 25, 2002, to be filed with the Commission not later than 120 days after the close of the Company’s fiscal year ended March 31, 2002, is hereby incorporated by reference.

ITEM 11:   EXECUTIVE COMPENSATION

The information under the Sections “Compensation and Other Information Concerning Directors and Officers” and “Stock Performance Graph” of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on July 25, 2002, to be filed with the Commission not later than 120 days after the close of the Company’s fiscal year ended March 31, 2002, is hereby incorporated by reference.

ITEM 12:   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information under the Section “Securities Ownership of Certain Beneficial Owners and Management” of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on July 25, 2002, to be filed with the Commission not later than 120 days after the close of the Company’s fiscal year ended March 31, 2002, is hereby incorporated by reference.

ITEM 13:   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information under the Sections “Compensation and Other Information Concerning Directors and Officers” and “Certain Relationships and Related Transactions” of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on July 25, 2002, to be filed with the Commission not later than 120 days after the close of the Company’s fiscal year ended March 31, 2002, is hereby incorporated by reference.

PART IV

ITEM 14:   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

1.	Consolidated Financial Statements – See “Index to Consolidated Financial Statements” at Item 8 and incorporated herein by reference.

2.	Financial Statement Schedules – Schedule II, Valuation and Qualifying Accounts, is listed in the Index to Consolidated Financial Statements, is included on page 38 and is filed as part of this report. All other schedules to the consolidated financial statements are omitted, as the required information is either inapplicable or presented in the financial statements or related notes.

3.	List of Exhibits – The Exhibits which are filed with this Report or which are incorporated by reference herein are set forth in the Exhibit Index, which appears immediately preceding the Exhibits.

(b)	Reports on Form 8-K – There were no reports on Form 8-K filed by the Company during the fourth quarter of fiscal year ended March 31, 2002.

(c)	Exhibits – The Exhibits which are filed with this Report or which are incorporated by reference herein are set forth in the Exhibit index, which appears immediately preceding the Exhibits.

(d)	Financial Statement Schedule – The Company hereby files as part of this Form 10-K the consolidated financial statement schedule listed in Item 14(a)(2) above, which is attached hereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATLANTIC DATA SERVICES, INC.		Date

By:	/s/ Robert W. Howe	June 25, 2002

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

Signature	Title	Date

/s/ Robert W. Howe (Robert W. Howe)	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	June 25, 2002

/s/ William H. Gallagher (William H. Gallagher)	President, Chief Operating Officer and Director	June 25, 2002

/s/ Paul K. McGrath (Paul K. McGrath)	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	June 25, 2002

/s/ Richard D. Driscoll (Richard D. Driscoll)	Director	June 25, 2002

/s/ David C. Hodgson (David C. Hodgson)	Director	June 25, 2002

/s/ Lee M. Kennedy (Lee M. Kennedy)	Director	June 25, 2002

/s/ George F. Raymond (George F. Raymond)	Director	June 25, 2002

EXHIBIT INDEX

No.	Description

2.01	Asset Purchase Agreement dated June 29, 2001 between the Company, Cool Springs Associates, Inc. d/b/a EarningsInsights, and certain stockholders of EarningsInsights (Incorporated by reference to Company’s Form 8-K filed July 12, 2001 (File No. 000-24193))

2.02	Amendment No. 1 to the Asset Purchase Agreement dated June 29, 2001 between the Company, Cool Springs Associates, Inc. d/b/a EarningsInsights, and certain stockholders of EarningsInsights (Incorporated by reference to Company’s Form 8-K/A filed August 10, 2001 (File No. 000-24193))

3.01	Second Amended and Restated Articles of Organization of the Company (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed March 26, 1998 (File No. 333-48703))

3.02	Second Amended and Restated By-Laws of the Company (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed March 26, 1998 (File No. 333-48703))

4.01	Specimen Certificate for Shares of the Company’s Common Stock (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed March 26, 1998 (File No. 333-48703))

10.01†	Key Person Stock Plan (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed March 26, 1998 (File No. 333-48703))

10.02†	Amended and Restated 1992 Incentive Stock Option Plan (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed March 26, 1998 (File No. 333-48703))

10.03†	Form of Incentive Stock Option Agreement for Shares Issued Under the Amended and Restated 1992 Incentive Stock Option Plan (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed March 26, 1998 (File No. 333-48703))

10.04†	Amended and Restated 1997 Stock Plan (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed March 26, 1998 (File No. 333-48703))

10.05†	Amended and Restated 1997 Stock Plan, as amended (Incorporated by reference to the Company’s Registration Statement on Form S-8 filed September 13, 1999 (File No. 333-86997))

10.06†	Form of Incentive Stock Option Agreement under the Amended and Restated 1997 Stock Plan (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed March 26, 1998 (File No. 333-48703))

10.07†	Form of Non-Qualified Stock Option Agreement under the Amended and Restated 1997 Stock Plan (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed March 26, 1998 (File No. 333-48703))

10.08†	1998 Employee Stock Purchase Plan (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed March 26, 1998 (File No. 333-48703))

10.09†	Employment Agreement between the Company and Robert W. Howe dated March 25, 1998 (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed March 26, 1998 (File No. 333-48703))

10.10†	Employment Agreement between the Company and William H. Gallagher dated March 25, 1998 (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed March 26, 1998 (File No. 333-48703))

10.11†	Employment Agreement between the Company and Paul K. McGrath dated March 25, 1998 (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed March 26, 1998 (File No. 333-48703))

10.12†	Employment Agreement between the Company and Peter A. Cahill dated March 25, 1998 (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed March 26, 1998 (File No. 333-48703))

No.	Description

10.13†	Employment Agreement between the Company and Erik C. Golz dated March 26, 2001 (Incorporated by reference to the Company’s Annual Report on Form 10-K filed June 25, 2001) (File No. 000-24193))

10.14	Registration Rights Agreement dated March 25, 1998 by and among the Company and Certain Stockholders (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed March 26, 1998 (File No. 333-48703))

10.15	Lease Agreement between the Company and National Fire Protection Association dated April 1, 1995, as amended July 31, 1998 and January 15, 1997 (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed March 26, 1998 (File No. 333-48703))

10.16	Third Amendment — Lease Agreement between the Company and National Fire Protection Association dated October 15, 1998 (Incorporated by reference to the Company’s Annual Report on Form 10-K filed June 25, 1999 (File No. 000-24193))

10.17	Fourth Amendment — Lease Agreement between the Company and National Fire Protection Association dated May 1, 1999 (Incorporated by reference to the Company’s Annual Report on Form 10-K filed June 25, 1999 (File No. 000-24193))

10.18	Agreement for Exercise of Option between the Company and National Fire Protection Association dated November 23, 1999 (Incorporated by reference to the Company’s Annual Report on Form 10-K filed June 21, 2000 (File No. 000-24193))

21.01*	Subsidiaries of the Company

23.01*	Consent of PricewaterhouseCoopers LLP

24.01*	Power of Attorney (included on Signature Page hereto)

*Filed herewith

†Indicates management contract or a compensatory plan, contract or arrangement.