Form 10-Q
period 2002-06-30
ATLANTIC DATA SERVICES INC
filed 2002-08-14
CIK 1052773

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 000-24193

ATLANTIC DATA SERVICES, INC. (Exact Name of Registrant as Specified in its Charter)

MASSACHUSETTS (State or Other Jurisdiction of Incorporation or Organization)	04-2696393 (I.R.S. Employer Identification Number)

One Batterymarch Park Quincy, Massachusetts 02169 (Address of Principal Executive Offices) (Zip Code)

(617) 770 – 3333 (Registrant’s Telephone Number, Including Area Code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No ☐

     As of August 6, 2002, there were 13,039,123 shares of the Registrant’s Common Stock, $.01 par value per share, outstanding.

ATLANTIC DATA SERVICES, INC.

	Page

PART I — FINANCIAL INFORMATION

ITEM 1: Financial Statements

Condensed Consolidated Balance Sheets as of June 30, 2002 (Unaudited) and March 31, 2002		3

Condensed Consolidated Statements of Operations for the Three Months Ended June 30, 2002 and 2001 (Unaudited)		4

Condensed Consolidated Statements of Cash Flows for the Three Months Ended June 30, 2002 and 2001 (Unaudited)		5

Notes to Condensed Consolidated Financial Statements		6

ITEM 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations		10

ITEM 3: Quantitative and Qualitative Disclosures about Market Risk		13

PART II — OTHER INFORMATION

ITEM 6: Exhibits and Reports on Form 8-K		14

SIGNATURES		15

PART I

ITEM 1: FINANCIAL STATEMENTS

ATLANTIC DATA SERVICES, INC.

Condensed Consolidated Balance Sheets
(in thousands, except share data)

	June 30,	March 31,
	2002	2002

	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$14,358	$15,457
Short-term investments	18,234	16,601
Accounts receivable, net of allowances for doubtful accounts of $375 at June 30, 2002 and at March 31, 2002	3,689	3,170
Tax receivable	2,784	2,784
Prepaid expenses	289	260

Total current assets	39,354	38,272
Property and equipment, net	305	308
Other assets	177	182

Total assets	$39,836	$38,762

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$531	$455
Accrued expenses and other liabilities	1,801	2,055
Deferred revenue	458	531
Billings in excess of costs and estimated earnings	—	12
Federal and state income taxes payable	479	—

Total current liabilities	3,269	3,053

Commitments

Stockholders’ equity:
Preferred stock, $.01 par value, 1,000,000 authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 60,000,000 shares authorized, 13,151,123 shares issued and 13,039,123 outstanding at June 30, 2002 and 13,151,123 shares issued and 13,039,123 outstanding at March 31, 2002	131	131
Additional paid-in capital	27,565	27,565
Retained earnings	8,896	8,038
Treasury stock (112,000 shares carried at cost)	(25)	(25)

Total stockholders’ equity	36,567	35,709

Total liabilities and stockholders’ equity	$39,836	$38,762

     See accompanying Notes to Condensed Consolidated Financial Statements.

ATLANTIC DATA SERVICES, INC.

Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(Unaudited)

	Three Months Ended
	June 30,

	2002	2001

Revenues	$6,935	$4,554
Cost of revenues	3,776	3,757

Gross profit	3,159	797

Operating expenses:
Sales and marketing	539	998
General and administrative	1,541	1,583
Restructuring expense	—	925

Total operating expenses	2,080	3,506

Income (loss) from operations	1,079	(2,709)
Interest income, net	186	372

Income (loss) from continuing operations before provision for income taxes	1,265	(2,337)
Provision for income taxes	455	386

Income (loss) from continuing operations	810	(2,723)
Discontinued operations:
Income on disposal of business (less applicable income tax provision of $27)	48	—

Net income (loss)	$858	$(2,723)

Earnings (loss) per share from continuing operations:
Basic	$0.06	$(0.21)
Diluted	$0.06	$(0.21)
Income per share from discontinued operations:
Basic	$0.01	—
Diluted	$0.00	—
Earnings (loss) per share from net income:
Basic	$0.07	$(0.21)
Diluted	$0.06	$(0.21)

Shares used in computing earnings (loss) per share (basic)	13,039	13,023

Shares used in computing earnings (loss) per share (diluted)	13,216	13,023

     See accompanying Notes to Condensed Consolidated Financial Statements.

ATLANTIC DATA SERVICES, INC.

Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended June 30,

	2002	2001

Cash flows from operating activities:
Net income (loss)	$858	$(2,723)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	88	84
Accrued interest	(26)	—
Discontinued operations	(48)	—
Deferred taxes	—	464
Provision for bad debts	—	(50)
Change in assets and liabilities (net of effect of acquisition and disposition):
Accounts receivable	(519)	973
Prepaid expenses and other assets	(68)	(202)
Accounts payable	76	(113)
Accrued expenses and other liabilities	(206)	(641)
Deferred revenue	(73)	—
Billings in excess of costs and estimated earnings on contracts	(12)	(86)
Federal and state income taxes payable	479	—

Net cash provided by (used in) operating activities of continuing operations	549	(2,294)

Cash flows from investing activities:
Purchase of short-term investments	(2,006)	(500)
Sale of short-term investments	363	—
Purchase of property and equipment	(5)	—

Net cash used in investing activities of continuing operations	(1,648)	(500)

Net cash used in continuing operations	(1,099)	(2,794)
Net cash used in discontinued operations	—	(2,000)

Net decrease in cash and cash equivalents	(1,099)	(4,794)
Cash and cash equivalents, beginning of period	15,457	36,655

Cash and cash equivalents, end of period	$14,358	$31,861

Supplemental disclosure of cash flow information:
Cash paid during the period for taxes	$12	$13

Supplemental disclosure of non-cash investing activities:
Acquisition of assets with warrant	$—	$637

     See accompanying Notes to Condensed Consolidated Financial Statements.

ATLANTIC DATA SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2002

1.     Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Atlantic Data Services, Inc. (the “Company”) in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for future periods of the full fiscal year. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2002.

The balance sheet at March 31, 2002 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

Included in revenues are reimbursable contract-related travel and entertainment expenses of $869,000 and $620,000 for the quarters ended June 30, 2002 and 2001, respectively, which are separately billed to clients.

Earnings Per Share

The Company follows Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“SFAS 128”). SFAS 128 requires the presentation of two amounts, basic earnings per share and diluted earnings per share.

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

3.     Earnings Per Share

The following table sets forth the computation of basic earnings per share and diluted earnings per share for the three months ended June 30, 2002 and 2001:

	Three Months Ended June 30,

	2002	2001

	(in thousands, except per share data)
Numerator for earnings (loss) per common share and earnings (loss) per common share assuming dilution:
Income (loss) from continuing operations	$810	$(2,723)
Income from discontinued operations	48	—

Net income (loss)	858	(2,723)

Denominator:
Denominator for basic earnings per share – weighted average shares	13,039	13,023
Effect of dilutive securities:
Employee stock options	177	—

Denominator for diluted earnings per share – adjusted weighted average and assumed conversions	13,216	13,023

Basic earnings (loss) per share:
Continuing operations	$0.06	$(0.21)
Discontinued operations	0.01	—
Net income (loss)	0.07	(0.21)
Diluted earnings (loss) per share:
Continuing operations	$0.06	$(0.21)
Discontinued operations	0.00	—
Net income (loss)	0.06	(0.21)

In addition, as of June 30, 2002, there were options outstanding to purchase 1,099,125 shares that are potentially anti-dilutive.

4.     Major Customers

The nature of the Company’s services results in the Company deriving significant amounts of revenue from certain customers in a particular period. For the quarter ended June 30, 2002, two customers accounted for 55.1% and 27.5% of the Company’s revenues. For the quarter ended June 30, 2001, two customers accounted for 46.8% and 16.4% of the Company’s revenues.

5.     Income Taxes

Management has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets and has established a full valuation allowance for such assets, which are comprised principally of net operating loss carryforwards and various accruals. Management has evaluated that it is more likely than not that the deferred tax assets will not be realizable in the future; management reevaluates the positive and negative evidence at each reporting period.

For the quarter ended June 30, 2002, the Company established a provision for taxes due to its profitability. The Company is unable to determine its annual effective tax rate due to the uncertainty of its profitability for fiscal 2003; therefore, the Company used the Discrete Method to establish a provision for the current quarter. However, the Company did not adjust its deferred tax assets due to the uncertainty of profitability in future quarters.

6.     Recently Issued Accounting Pronouncements

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which is effective January 1, 2002. SFAS 144 supersedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions relating to the disposal of a segment of a business described in Accounting Principals Board Opinion No. 30, (“APB No. 30”). The Company adopted SFAS 144 as of April 1, 2002. The adoption had no material impact on the Company’s financial statements.

7.     Business Combinations/Disposition

On June 29, 2001, the Company acquired substantially all of the assets (including the intangibles and goodwill) of Cool Springs Associates, Inc. d/b/a EarningsInsights for $2,000,000 in cash and warrants to purchase 300,000 shares of the Company’s common stock, valued at approximately $637,000. In addition, the Company had agreed to make additional cash payments to the shareholders of EarningsInsights based on the net income realized by the Company attributable to the operation of the business of EarningsInsights. EarningsInsights, headquartered in Nashville, Tennessee, was a private company that implemented customer profitability methodologies exclusively licensed to it by First Manhattan Consulting Group, Inc. and incorporated these methodologies into an application service provider-delivered Customer Relationship Management (“CRM”) profitability model offered primarily to mid-tier financial institutions and small banks.

On March 29, 2002, the Company announced its decision to discontinue the operations of EarningsInsights. Accordingly, the Company will not be required to make any additional cash payments to the shareholders of EarningsInsights.

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

     The unaudited pro forma consolidated information for the three months ended June 30, 2001, determined as if the EarningsInsights acquisition had occurred on April 1 for that period would have resulted in the following (in thousands, except per share data):

	June 30, 2001
	(Unaudited)
	As Reported	Pro Forma

Revenues	$4,554	$4,577
Loss from operations	(2,709)	(3,115)
Net loss	(2,723)	(3,125)
Basic loss per share	$(0.21)	$(0.24)
Diluted loss per share	$(0.21)	$(0.24)

     The unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of results of operations in future periods or results that would have been achieved had the Company and the acquired company been combined during the specified period.

     On March 29, 2002, the Company announced its decision to discontinue the operations of EarningsInsights. Consequently, the Company incurred a charge of $1.9 million, net of income tax benefit, relating to the write-off of EarningsInsights long-lived assets and an accrual for estimated losses during the phase-out period. The disposition of the EarningsInsights operation represents the disposal of a business segment under APB No. 30.

     The closing of EarningsInsights resulted in the termination of four employees. Revenue relating to the discontinued business was $90,000 during fiscal 2002. All long-lived assets were written off except for various computer equipment, which was appraised and written down to its estimated net realizable value. The Company expects to liquidate or utilize these assets in its existing business within six months.

     For the quarter ended June 30, 2002, the Company reversed $48,000 of estimated discontinued operations accruals, net of tax provision, primarily due to a termination and release agreement with the landlord signed May 2, 2002 partially releasing the Company from its remaining lease commitment for the discontinued operation.

ATLANTIC DATA SERVICES, INC.

FORWARD LOOKING STATEMENTS

This Report includes forward-looking statements, which are made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. You can identify these forward-looking statements when you see us using words such as “expect,” “anticipate,” “believe,” “intend,” “may,” “predict,” “will be” and other similar expressions. These forward-looking statements cover, among other items: events, conditions and financial trends that may affect the Company’s future plans of operation, business strategy, growth of operations and financial position, including statements regarding our revenue and earnings/loss per share projections, variability of revenues and operating results, intended capital expenditures for fiscal 2003, impact of recent acquisitions on earnings, adequacy of capital resources, dependence on the financial services industry, dependence upon a limited number of customers, and liquidity expectations. Any forward-looking statements are not guarantees of future performance and actual results could differ materially from those anticipated as a result of certain risks and uncertainties, some of which are beyond our control. These risks and uncertainties include, among others: variability of our quarterly operating results due to, among other things, the number, size and scope of customer projects commenced and completed during a quarter; changes in employee utilization rates and changes in average billing rates; our dependence on the financial services industry; general economic uncertainty; concentration of revenues and our dependence on major customers; risks associated with fixed price contracts; our dependence on key personnel; intense competition in the IT consulting industry; and risks associated with potential acquisitions. Because of these risks and uncertainties, the forward-looking events discussed in this Report might not transpire.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We provide information technology (“IT”) strategy consulting and systems integration services to the financial services industry. We offer rapid, cost-effective IT solutions to the business challenges faced by financial services companies through our in-depth financial services experience, technological expertise and project management skills. Our service offerings are organized around four practice areas: Customer Relationship Management (“CRM”), Conversions and Consolidations, IT Strategy and Consulting, and e-Business.

Our revenues are derived primarily from professional fees billed to customers on a time and materials basis, or, in certain instances, on a fixed price basis. Included in revenues are reimbursable contract-related travel and entertainment expenses, which are separately billed to customers. Substantially all of our contracts, other than fixed price contracts, are terminable by the customer following limited notice and without significant penalty to the customer. Revenues from fixed price contracts represented approximately 1.1% and 2.6% of our revenues for the quarters ended June 30, 2002 and 2001, respectively.

We have derived, and expect to continue to derive, a significant portion of our revenues from a relatively limited number of customers. Revenues from our five largest customers for the quarters ended June 30, 2002 and 2001 were 95.9% and 82.5%, respectively, as a percentage of revenues. For the quarter ended June 30, 2002, Citizens Financial Corporation, Zions Bancorporation, FleetBoston Financial Corporation, IntraNet Inc., a TSA Company and Metavante Corporation accounted for approximately 55.1%, 27.5%, 6.0%, 4.9%, and 2.4%, respectively, of revenue. For the quarter ended June 30, 2001, FleetBoston Financial Corporation, Zions Bancorporation, IntraNet, Inc., a TSA Company, AAL Bank and Trust Co., FSB and Citizens Financial Corporation accounted for approximately 46.8%, 16.4%, 7.8%, 6.9% and 4.6%, respectively, of revenues.

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

Outlook

With respect to our earnings projections for the future, we continue to be cautious about our outlook for the next quarter but are currently estimating our second quarter revenue will be in the range of $5.2 million to $6.2 million, with net income in the range of $0.00 to $0.04 per share.

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

Quarter Ended June 30, 2002 Compared to Quarter Ended June 30, 2001

Revenues

Revenues increased 52.3% for the quarter ended June 30, 2002 over the quarter ended June 30, 2001, from $4.6 million to $6.9 million. This increase was predominately due to expanded project activity at existing customers resulting in a 59.5% increase in the volume of services delivered to customers, offset in part by a 3.6% decrease in the average billing rate from $138 to $133.

Cost of Revenues

Cost of revenues were $3.8 million for each of the quarters ended June 30, 2002 and June 30, 2001, representing 54.4% and 82.5%, respectively, of revenues in each quarter. The decrease in cost of revenues as a percentage of revenues is due to the aforementioned increase in the volume of services delivered to customers, which resulted in an increase of the utilization rate.

Sales and Marketing

Sales and marketing expenses were $539,000 for the quarter ended June 30, 2002 and $1.0 million for the quarter ended June 30, 2001, representing 7.8% and 21.9% of revenues, respectively. The dollar decrease resulted primarily from a decrease in our sales and marketing group of 16 employees at June 30, 2001 to 7 employees at June 30, 2002. The decrease in sales and marketing expense as a percentage of revenues is due to the significant increase in revenue compared to the corresponding period of the prior fiscal year.

General and Administrative

General and administrative expenses decreased 2.7% to $1.5 million from $1.6 million for the quarter ended June 30, 2002 compared to the quarter ended June 30, 2001, representing 22.2% and 34.8% of revenues, respectively. The dollar decrease is primarily due to decreases in travel related expenses. The decrease in general and administrative expense as a percentage of revenues is due to the significant increase in revenue compared to the corresponding period of the prior fiscal year.

Interest Income, Net

Interest income, net decreased $186,000 from $372,000 for the quarter ended June 30, 2001 to $186,000 for the quarter ended June 30, 2002. This decrease was principally due to interest rate decreases and a lower average cash balance. Interest expense is immaterial.

Provision for Income Taxes

The provision for income taxes increased $69,000 to $455,000 from $386,000 for the quarter ended June 30, 2002 compared to the quarter ended June 30, 2001. We had a provision for income taxes for the quarter ended June 30, 2001, even though we had a loss before taxes because we established a partial valuation allowance for our deferred tax assets that may not be realized in the foreseeable future. We are unable to determine our annual effective tax rate due to the uncertainty of our profitability for fiscal 2003; therefore, we used the Discrete Method to establish a provision for the current quarter. Our effective tax rate may vary from period to period depending on states in which we do business due to varying state and local statutory income tax rates and depending on our levels of profitability.

Discontinued Operations

On March 29, 2002, we announced our decision to discontinue the operations of Cool Springs Associates, Inc., d/b/a EarningsInsights. Consequently, we incurred a charge of $1.9 million, net of income tax benefit, relating to the write-off of EarningsInsights’ assets and an accrual for estimated losses during the phase-out period. For the quarter ended June 30, 2002, we reversed $48,000 of estimated accruals, net of tax provision, primarily due to a termination and release agreement with our landlord signed on May 2, 2002 partially releasing us from our lease commitment on the discontinued operation.

Liquidity and Capital Resources

We have no long-term debt and continue to operate primarily debt-free. Working capital was $36.1 million at June 30, 2002. Our days sales in accounts receivable at June 30, 2002 was 48 compared to 43 days at June 30, 2001. While we believe that the risk with respect to collection of accounts receivable is minimized by the creditworthiness of our customers, primarily banks and other financial institutions, and because of our credit and collection policies, there can be no assurance that we will not encounter collection problems in the future. We attempt to further minimize this risk by performing ongoing credit valuations of our customers and maintaining an allowance for potential credit losses. We believe that our allowance for doubtful accounts and collection policies are adequate.

Capital expenditures for the remainder of fiscal 2003 are expected to be approximately $200,000 and will be used principally for computers and other equipment.

We expect that existing cash and cash equivalent balances, together with cash which may be provided from operations, will be sufficient to meet the Company’s working capital and capital expenditure requirements for at least the next twelve months.

To date, inflation has not had a material impact on the Company’s financial results.

Recently Issued Accounting Pronouncements

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which is effective January 1, 2002. SFAS 144 supersedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions relating to the disposal of a segment of a business described in APB No. 30. The Company adopted SFAS 144 as of April 1, 2002. The adoption had no material impact on our financial statements.

ITEM 3:     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates due to investments in instruments made for non-trading purposes. The interest rate risk relates primarily to our portfolio of short-term investment grade securities. As of June 30, 2002 we did not, nor do we intend to, use derivative financial instruments for speculative trading purposes.

The majority of our sales are denominated in U.S. dollars and take place in North America.

We believe that interest rate risk and foreign currency exchange rate risks are both immaterial to the Company.

PART II

OTHER INFORMATION

ITEM 6:     EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

Exhibit 99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b) Reports on Form 8-K

     On April 10, 2002, the Company filed a Form 8-K with the Securities and Exchange Commission announcing the disposition of Cool Springs Associates, Inc. d/b/a EarningsInsights.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATLANTIC DATA SERVICES, INC.

Date:	August 12, 2002	By: /s/ Robert W. Howe Robert W. Howe Chairman and Chief Executive Officer

Date:	August 12, 2002	By: /s/ Paul K. McGrath Paul K. McGrath Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)