Form 10-Q
period 2002-09-30
ATLANTIC DATA SERVICES INC
filed 2002-11-13
CIK 1052773

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________ .

Commission File Number: 000-24193

ATLANTIC DATA SERVICES, INC.

(Exact Name of Registrant as Specified in its Charter)

Massachusetts	04-2696393

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

One Batterymarch Park
Quincy, Massachusetts 02169

(Address of Principal Executive Offices) (Zip Code)

(617) 770 3333

(Registrant’s Telephone Number, Including Area Code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of November 1, 2002, there were 13,045,245 shares of the Registrant’s Common Stock, $.01 par value per share, outstanding.

ATLANTIC DATA SERVICES, INC.

PART I

Item 1: Financial Statements

ATLANTIC DATA SERVICES, INC.

Condensed Consolidated Balance Sheets
(in thousands, except per share data)

	September 30,	March 31,
	2002	2002

	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$23,628	$15,457
Short-term investments	11,103	16,601
Accounts receivable, net of allowances for doubtful accounts of $300 at September 30, 2002 and $375 at March 31, 2002	1,688	3,170
Tax receivable	1,764	1,764
Deferred tax assets	1,020	1,020
Prepaid expenses	215	260

Total current assets	39,418	38,272
Property and equipment, net	261	308
Other assets	183	182

Total assets	$39,862	$38,762

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$246	$455
Accrued expenses and other liabilities	1,459	2,055
Deferred revenue	372	531
Billings in excess of costs and estimated earnings	—	12
Federal and state income taxes payable	229	—

Total current liabilities	2,306	3,053

Commitments
Stockholders’ equity:
Preferred stock, $.01 par value, 1,000,000 authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 60,000,000 shares authorized, 13,157,245 shares issued and 13,045,245 outstanding at September 30, 2002 and 13,151,123 shares issued and 13,039,123 outstanding at March 31, 2002	131	131
Additional paid-in capital	27,574	27,565
Retained earnings	9,876	8,038
Treasury stock (112,000 shares carried at cost)	(25)	(25)

Total stockholders’ equity	37,556	35,709

Total liabilities and stockholders’ equity	$39,862	$38,762

See accompanying Notes to Condensed Consolidated Financial Statements.

ATLANTIC DATA SERVICES, INC.

Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Revenues	$5,886	$5,150	$12,820	$9,704
Cost of revenues	3,134	3,424	6,910	7,181

Gross profit	2,752	1,726	5,910	2,523

Operating expenses:
Sales and marketing	334	792	873	1,790
General and administrative	1,035	1,379	2,575	2,962
Restructuring expense	—	—	—	925

Total operating expenses	1,369	2,171	3,448	5,677

Income (loss) from operations	1,383	(445)	2,462	(3,154)
Interest income, net	171	299	357	671
Write-down of investment	—	(3,000)	—	(3,000)

Income (loss) from continuing operations before provision for income taxes	1,554	(3,146)	2,819	(5,483)
Provision for income taxes	590	—	1,046	386

Income (loss) from continuing operations	964	(3,146)	1,773	(5,869)

Discontinued operations:
Income (loss) on disposal of business	25	(497)	101	(497)
Tax benefit (provision)	(9)	—	(36)	—

	16	(497)	65	(497)

Net income (loss)	$980	$(3,643)	$1,838	$(6,366)

Earnings (loss) per share from continuing operations:
Basic	$0.07	$(0.24)	$0.14	$(0.45)
Diluted	$0.07	$(0.24)	$0.13	$(0.45)
Earnings (loss) per share from discontinued operations:
Basic	$0.00	$(0.04)	$0.00	$(0.04)
Diluted	$0.00	$(0.04)	$0.00	$(0.04)
Earnings (loss) per share from net income:
Basic	$0.08	$(0.28)	$0.14	$(0.49)
Diluted	$0.07	$(0.28)	$0.14	$(0.49)
Shares used in computing earnings (loss) per share (basic)	13,039	13,023	13,039	13,023
Shares used in computing earnings (loss) per share (diluted)	13,208	13,023	13,212	13,023

See accompanying Notes to Condensed Consolidated Financial Statements.

ATLANTIC DATA SERVICES, INC.

Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended
	September 30,

	2002	2001

Cash flows from operating activities:
Net income (loss)	$1,838	$(6,366)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	140	167
Discontinued operations	(65)	497
Deferred taxes	—	464
Provision for bad debts	75	(75)
Write-down of investment	—	3,000
Change in assets and liabilities (net of effect of acquisition and disposition):
Accounts receivable	1,407	117
Prepaid expenses and other assets	(24)	270
Accounts payable	(204)	66
Accrued expenses and other liabilities	(359)	(939)
Deferred revenue	(159)	—
Billings in excess of costs and estimated earnings	(12)	37
Federal and state income taxes payable	196	—

Net cash provided by (used in) operating activities of continuing operations	2,833	(2,762)

Cash flows from investing activities:
Purchase of short-term investments	(3,022)	(9,115)
Sale and maturities of short-term investments	8,499	—
Purchase of property and equipment	(13)	(12)

Net cash provided by (used in) investing activities of continuing operations	5,464	(9,127)

Cash flows from financing activities:
Proceeds from exercise of stock options under stock option plans	9	17

Net cash provided by financing activities	9	17

Net cash provided by (used in) continuing operations	8,306	(11,872)
Net cash used in discontinued operations	(135)	(2,382)

Net decrease in cash and cash equivalents	8,171	(14,254)
Cash and cash equivalents, beginning of period	15,457	36,655

Cash and cash equivalents, end of period	$23,628	$22,401

Supplemental disclosure of cash flow information:
Cash paid during the period for taxes	$862	$40

Supplemental disclosure of non-cash investing activities:
Acquisition of assets with warrant	$—	$647

See accompanying Notes to Condensed Consolidated Financial Statements.

ATLANTIC DATA SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2002

1. Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared by Atlantic Data Services, Inc. (the “Company”) in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for future periods of the full fiscal year. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2002.

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

     Revenue on fixed price contracts is recognized using the percentage of completion method of accounting and is adjusted monthly for the cumulative impact of any revision in estimates. The Company determines the percentage of its contracts by comparing costs incurred to date to total estimated costs. Contract costs include all direct labor and expenses related to the contract performance. An asset, “Costs and estimated earnings in excess of billings on contracts,” would represent revenues recognized in excess of amounts billed. The liability, “Billings in excess of costs and estimated earnings,” represents billings in excess of revenues recognized.

     Included in revenues are reimbursable contract-related travel and entertainment expenses of $743,000 and $909,000 for the quarters ended September 30, 2002 and 2001, respectively, and $1,613,000 and $1,529,000 for the six months ended September 30, 2002 and 2001, respectively, which are separately billed to clients.

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

3. Earnings Per Share

     The following table sets forth the computation of basic earnings per share and diluted earnings per share for the three months ended September 30, 2002 and 2001:

	Three Months Ended
	September 30,

	2002	2001

	(in thousands, except
	per share data)

Numerator for earnings (loss) per common share and earnings (loss) per common share assuming dilution:
Income (loss) from continuing operations	$964	$(3,146)
Income (loss) from discontinued operations	16	(497)

Net income (loss)	$980	$(3,643)

Denominator:
Denominator for basic earnings per share— weighted average shares	13,039	13,023
Effect of dilutive securities:
Employee stock options	169	—

Denominator for diluted earnings per share— adjusted weighted average and assumed conversions	13,208	13,023

Basic earnings (loss) per share:
Continuing operations	$0.07	$(0.24)
Discontinued operations	0.00	(0.04)
Net income (loss)	0.08	(0.28)
Diluted earnings (loss) per share:
Continuing operations	$0.07	$(0.24)
Discontinued operations	0.00	(0.04)
Net income (loss)	0.07	(0.28)

     The following table sets forth the computation of basic earnings per share and diluted earnings per share for the six months ended September 30, 2002 and 2001:

	Six Months Ended
	September 30,

	2002	2001

	(in thousands, except
	per share data)

Numerator for earnings (loss) per common share and earnings (loss) per common share assuming dilution:
Income (loss) from continuing operations	$1,773	$(5,869)
Income (loss) from discontinued operations	65	(497)

Net income (loss)	$1,838	$(6,366)

Denominator:
Denominator for basic earnings per share— weighted average shares	13,039	13,023
Effect of dilutive securities:
Employee stock options	173	—

Denominator for diluted earnings per share— adjusted weighted average and assumed conversions	13,212	13,023

Basic earnings (loss) per share:
Continuing operations	$0.14	$(0.45)
Discontinued operations	0.00	(0.04)
Net income (loss)	0.14	(0.49)
Diluted earnings (loss) per share:
Continuing operations	$0.13	$(0.45)
Discontinued operations	0.00	(0.04)
Net income (loss)	0.14	(0.49)

     In addition, as of September 30, 2002 there were options outstanding to purchase 1,412,250 shares that are potentially anti-dilutive.

4. Major Customers

     The nature of the Company’s services results in the Company deriving significant amounts of revenue from certain customers in a particular period. For the quarter ended September 30, 2002, three customers accounted for 42.2%, 32.2% and 10.3% of the Company’s revenues. For the quarter ended September 30, 2001, two customers accounted for 34.8% and 16.8% of the Company’s revenues.

5. Income Taxes

     Management has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets and has established a valuation allowance for certain of such assets, which are comprised principally of net operating loss carryforwards and various accruals.

     For the quarter ended September 30, 2002, the Company established a provision for taxes due to its profitability. However, the Company did not adjust its deferred tax assets due to the uncertainty of profitability in future quarters. Also, for the quarter ended September 30, 2002 and the year ended March 31, 2002, the Company has reclassified $1,020,000 of tax receivable to deferred tax assets as a result of a reconciliation to its tax returns for fiscal year 2002 prepared during the quarter ended September 30, 2002.

6. Recently Issued Accounting Pronouncements

     In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which is effective January 1, 2002. SFAS 144 supersedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions relating to the disposal of a segment of a business described in Accounting Principals Board Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (“APB No. 30”). The Company adopted SFAS 144 as of April 1, 2002. The adoption had no material impact on the Company’s financial statements.

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management’s commitment to an exit plan, which is generally before an actual liability has been incurred. This statement is effective for financial statements issued for fiscal years beginning after December 31, 2002. We do not expect the adoption of this statement to have a material impact to the financial statements.

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

     The unaudited pro forma consolidated information for the six months ended September 30, 2001, determined as if the EarningsInsights acquisition had occurred on April 1 for that period would have resulted in the following (in thousands, except per share data):

	September 30, 2001

	(Unaudited)
	As Reported	Pro Forma

Revenues	$9,704	$9,749
Income (loss) from operations	(3,154)	(4,057)
Net income (loss)	(6,366)	(6,768)
Basic earnings (loss) per share	$(0.49)	$(0.52)
Diluted earnings (loss) per share	(0.49)	(0.52)

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

     The discontinuation of the operations of EarningsInsights resulted in the termination of four employees. Revenue relating to the discontinued business was $90,000 during fiscal 2002. All long-lived assets were written off except for various computer equipment, which was appraised and written down to its estimated net realizable value. The Company expects to liquidate or utilize these assets in its existing business within six months.

     For the quarter ended September 30, 2002, the Company reversed $16,000 of estimated discontinued operations accruals, net of tax provision, because the actual miscellaneous expenses were less than the estimated accrual therefore.

ATLANTIC DATA SERVICES, INC.

FORWARD LOOKING STATEMENTS

     This Report includes forward-looking statements, which are made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. You can identify these forward-looking statements when you see us using words such as “expect,” “anticipate,” “believe,” “intend,” “may,” “predict,” “will be,” and other similar expressions. These forward-looking statements cover, among other items: events, conditions and financial trends that may affect our future plans of operation, business strategy, growth of operations and financial position, including statements regarding revenue, profitability, earnings or loss per share projections, fiscal 2003 capital expenditures and sufficiency of cash to fund working capital and capital expenditure requirements. Any forward-looking statements are not guarantees of future performance and actual results could differ materially from those anticipated as a result of certain risks and uncertainties, some of which are beyond our control. These risks and uncertainties include, among others: variability of our quarterly operating results due to, among other things, the number, size and scope of customer projects commenced and completed during a quarter, changes in employee utilization rates and changes in average billing rates; our dependence on the financial services industry; general economic uncertainty; concentration of revenues and our dependence on major customers; risks associated with fixed price contracts; our dependence on key personnel; intense competition in the IT consulting industry; and risks associated with potential acquisitions. Because of these risks and uncertainties, the forward-looking events discussed in this Report might not transpire.

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

     Our revenues are derived primarily from professional fees billed to customers on a time and materials basis, or, in certain instances, on a fixed price basis. Included in revenues are reimbursable contract-related travel and entertainment expenses, which are separately billed to customers. Substantially all of our contracts, other than fixed price contracts, are terminable by the customer following limited notice and without significant penalty to the customer. Revenues from fixed price contracts represented approximately 1.0% and 3.0% of our revenues for the quarters ended September 30, 2002 and 2001, respectively.

     We have derived, and expect to continue to derive, a significant portion of our revenues from a relatively limited number of customers. Revenues from our five largest customers for the quarters ended September 30, 2002 and 2001 were 93.2% and 74.9%, respectively, as a percentage of revenues. For the quarter ended September 30, 2002, Citizens Financial Corporation, Zions Bancorporation, FleetBoston Financial Corporation, IntraNet, Inc., a TSA Company and American Savings Bank accounted for approximately 42.2%, 32.3%, 10.3%, 6.5% and 1.9%, respectively, of revenues. For the quarter ended September 30, 2001, FleetBoston Financial Corporation, Zions Bancorporation, Citizens Financial Corporation, General Motors Acceptance Corporation and IntraNet, Inc., a TSA Company, accounted for approximately 34.8%, 16.8%, 9.0%, 7.9% and 6.4%, respectively, of revenues.

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

Outlook

     With respect to our earnings projections for the future, we continue to be cautious about our outlook for the next quarter but are currently estimating our third quarter revenue and net income per share will be less then the second quarter and will be in the range of $4.0 million to $4.7 million, with net income in the range of $0.00 to $0.02 per share.

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

Quarter Ended September 30, 2002 Compared to Quarter Ended September 30, 2001

  Revenues

     Revenues increased 14.0% for the quarter ended September 30, 2002 over the quarter ended September 30, 2001, from $5.2 million to $5.9 million. This increase was predominately due to expanded project activity at existing customers resulting in a 19.0% increase in the volume of services delivered to customers, offset by a decrease in the amount of revenue from reimbursable contract-related travel and entertainment expenses as a percentage of total revenue to 13.0% for the quarter ended September 30, 2002 from 18.0% for the quarter ended September 30, 2001.

  Cost of Revenues

     Cost of revenues decreased 8.5% to $3.1 million from $3.4 million for the quarter ended September 30, 2002 compared to the quarter ended September 30, 2001, representing 53.3% and 66.5%, respectively, of revenues in each quarter. The decrease in cost of revenues as a percentage of revenues is due to the aforementioned increase in the volume of services delivered to customers, which resulted in an increase in the utilization rate to 89.0% from 73.0%.

  Sales and Marketing

     Sales and marketing expenses were $334,000 for the quarter ended September 30, 2002 and $792,000 for the quarter ended September 30, 2001, representing 5.7% and 15.4% of revenues, respectively. The dollar decrease resulted primarily from a decrease in the average number of employees in our sales and marketing group from 16 for the quarter ended September 30, 2001 to 7 for the quarter ended September 30, 2002. The decrease in sales and marketing expense as a percentage of revenues is due to the increase in revenue, as well as the decreased expense, compared to the corresponding period of the prior fiscal year.

  General and Administrative

     General and administrative expenses decreased 25.0% to $1.0 million from $1.4 million for the quarter ended September 30, 2002 compared to the quarter ended September 30, 2001, representing 17.6% and 26.8% of revenues, respectively. The dollar decrease is primarily due to decreases in recruiting expense and bad debt expense. The decrease in general and administrative expense as a percentage of revenues is due to the decrease in expense as well as the significant increase in revenue compared to the corresponding period of the prior fiscal year.

  Interest Income, Net

     Interest income, net decreased $128,000 from $299,000 for the quarter ended September 30, 2001 to $171,000 for the quarter ended September 30, 2002. This decrease was principally due to interest rate decreases. Interest expense is immaterial.

  Provision for Income Taxes

     The provision for income taxes for the quarter ended September 30, 2002 was $590,000 compared to $0 for the quarter ended September 30, 2001. A provision was established due to profitability. However, deferred tax assets were not adjusted due to the uncertainty of profitability in future quarters. There was no tax provision in the prior year’s quarter due to the significant operating loss. Due to varying state and local statutory income tax rates and depending on our levels of profitability, our effective tax rate may vary from period to period depending on states in which we do business.

  Discontinued Operations

     On March 29, 2002, the Company announced its decision to discontinue the operations of EarningsInsights (“EI”). The disposition of EI’s operations represents the disposal of a business segment under Accounting Principals Board Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (“APB No. 30”). The quarterly financial information for the periods ended September 30, 2001 have been restated to give retroactive effect to that disposition.

Six Months Ended September 30, 2002 Compared to the Six Months Ended September 30, 2001

  Revenues

     Revenues increased 32.0% for the six months ended September 30, 2002 over the six months ended September 30, 2001, from $9.7 million to $12.8 million. This increase was predominately due to expanded project activity at existing customers resulting in a 38.0% increase in the volume of services delivered to customers, offset in part by a slight decrease in the average billing rate and further offset by a decrease in the amount of revenue from reimbursable contract-related travel and entertainment expenses as a percentage of total revenue to 12.6% for the six months ended September 30, 2002 from 15.8% for the six months ended September 30, 2001.

  Cost of Revenues

     Cost of revenues decreased 3.8% to $6.9 million from $7.2 million for the six months ended September 30, 2002 compared to the six months ended September 30, 2001, representing 53.9% and 74.0%, respectively, of revenues in each period. The decrease in cost of revenues as a percentage of revenues is due to the aforementioned increase in the volume of services delivered to customers, which resulted in an increase in the utilization rate from 66.0% to 94.0%.

  Sales and Marketing

     Sales and marketing expenses were $873,000 for the six months ended September 30, 2002 and $1.8 million for the six months ended September 30, 2001, representing 6.8% and 18.5% of revenues, respectively. The dollar decrease resulted primarily from a decrease in the average number of people in our sales and marketing group from 17 employees for the six months ended September 30, 2001 to 8 employees for the six months ended September 30, 2002. The decrease in sales and marketing expense as a percentage of revenues is due to the decrease in expenses as well as the significant increase in revenue compared to the corresponding period of the prior fiscal year.

  General and Administrative

     General and administrative expenses decreased 13.0% to $2.6 million from $3.0 million for the six months ended September 30, 2002 compared to the six months ended September 30, 2001, representing 20.0% and 30.5% of revenues, respectively. The dollar decrease is primarily due to decreases in bad debt expense, professional fees, and depreciation and amortization expense. The decrease in general and administrative expense as a percentage of revenues is due to the decrease in expenses as well as the significant increase in revenue compared to the corresponding period of the prior fiscal year.

  Interest Income, Net

     Interest income, net decreased $314,000 from $671,000 for the six months ended September 30, 2001 to $357,000 for the six months ended September 30, 2001. This decrease was principally due to interest rate decreases. Interest expense is immaterial.

  Provision for Income Taxes

     The provision for income taxes increased $660,000 to $1,046,000 from $386,000 for the six months ended September 30, 2002 compared to the six months ended September 30, 2001 because of the increased levels of profitability. Deferred tax assets were not adjusted due to the uncertainty of profitability in future quarters. We had a provision for income taxes for the six months ended September 30, 2001, even though we had a loss before taxes because we established a partial valuation allowance for our deferred tax assets that may not be realized in the foreseeable future. Our effective tax rate may vary from period to period depending on states in which we do business, due to varying state and local statutory income tax rates and depending on our levels of profitability.

  Discontinued Operations

     On March 29, 2002, the Company announced its decision to discontinue the operations of EarningsInsights (“EI”). The disposition of EI’s operations represents the disposal of a business segment under APB No. 30. The quarterly financial information for the periods ended September 30, 2001 have been restated to give retroactive effect to that disposition.

Liquidity and Capital Resources

     We have no long-term debt and continue to operate primarily debt-free. Working capital was $37.1 million at September 30, 2002. Our days sales in accounts receivable at September 30, 2002 was 26 compared to 53 days at September 30, 2001. While we believe that the risk with respect to collection of accounts receivable is minimized by the creditworthiness of our customers, primarily banks and other financial institutions, and because of our credit and collection policies, there can be no assurance that we will not encounter collection problems in the future. We attempt to further minimize this risk by performing ongoing credit valuations of our customers and maintaining an allowance for potential credit losses. We believe that our allowance for doubtful accounts and collection policies are adequate.

     Capital expenditures for the remainder of fiscal 2003 are not expected to exceed $150,000 and will be used principally for computers and other equipment.

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

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management’s commitment to an exit plan, which is generally before an actual liability has been incurred.

     This statement is effective for financial statements issued for fiscal years beginning after December 31, 2002. We do not expect the adoption of this statement to have a material impact to the financial statements.

 Item 3:  Quantitative and Qualitative Disclosures about Market Risk

     We are exposed to market risk from changes in interest rates due to investments in instruments made for non-trading purposes. The interest rate risk relates primarily to our portfolio of short-term investment grade securities. As of September 30, 2002 we did not, nor do we intend to, use derivative financial instruments for speculative trading purposes.

     The majority of our sales are denominated in U.S. dollars and take place in North America.

     We believe that interest rate risk and foreign currency exchange rate risks are both immaterial to the Company.

 Item 4:  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     An evaluation was performed under the supervision and with the participation of members of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of a date (the “Evaluation Date”) within 90 days before the filing date of this quarterly report. Based on that evaluation, members of our management, including our Chief Executive Officer and our Chief Financial Officer, have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective in enabling us to record, process, summarize and report the information required to be included in this quarterly report within the required time period.

Changes in Internal Controls

     There have been no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.

PART II

OTHER INFORMATION

Item 4:  Submission of Matters to a Vote of Security Holders

     Our Annual Meeting of Stockholders was held on July 25, 2002. Holders of an aggregate of 13,039,123 shares at the close of business on June 19, 2002 were entitled to vote at the meeting. At such meeting, the Company’s stockholders voted as follows:

     Proposal 1. To elect two directors to Class I of the Company’s Board of Directors, each to serve for a term of three years or until his successor is elected and qualified.

		Total Vote
	Total Vote	Withheld
	for Each	for Each		Broker
Director Name	Nominee	Nominee	Abstentions	Non-Votes

David C. Hodgson	11,902,493	N/A	11,217	N/A
Richard D. Driscoll	11,903,348	N/A	10,362	N/A

     Messrs. William H. Gallagher and Lee M. Kennedy will continue to hold office until the 2003 Annual Meeting of Stockholders or until their successors have been duly elected and qualified or until their earlier resignation or removal. Messrs. Robert W. Howe and George F. Raymond will continue to hold office until the 2004 Annual Meeting of Stockholders or until their successors have been duly elected and qualified or until their earliest resignation or removal.

     Proposal 2. To ratify the selection of the firm of PricewaterhouseCoopers LLP, independent public accountants, as auditors for the fiscal year ending March 31, 2003.

Total Vote for	Total Vote Against	Abstentions for
Proposal 2	Proposal 2	Proposal 2	Broker Non-Votes

11,910,819	1,991	900	N/A

Item 6:  Exhibits and Reports on Form 8-K

(a)	Exhibits
Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(b)	Reports on Form 8-K
None.

SIGNATURES

     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATLANTIC DATA SERVICES, INC.

Date:	November 13, 2002	By: /s/ Robert W. Howe Robert W. Howe Chairman and Chief Executive Officer

Date:	November 13, 2002	By: /s/ Paul K. McGrath Paul K. McGrath Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATIONS

     I, Robert W. Howe, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Atlantic Data Services, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

By: /s/ Robert W. Howe Robert W. Howe Chairman and Chief Executive Officer

CERTIFICATIONS
(continued)

     I, Paul K. McGrath, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Atlantic Data Services, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	By: /s/ Paul K. McGrath Paul K. McGrath Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.

Exhibit 99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002