Form 10-Q
period 2002-12-31
ATLANTIC DATA SERVICES INC
filed 2003-02-13
CIK 1052773

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from______to______.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [ X ]

As of February 1, 2003, there were 13,088,245 shares of the Registrant’s Common Stock, $.01 par value per share, outstanding.

ATLANTIC DATA SERVICES, INC.

PART I

ITEM 1: FINANCIAL STATEMENTS

ATLANTIC DATA SERVICES, INC.

Condensed Consolidated Balance Sheets
(in thousands, except per share data)

	December 31,	March 31,
	2002	2002

	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$28,313	$15,457
Short-term investments	8,745	16,601
Accounts receivable, net of allowances for doubtful accounts of $275 at December 31, 2002 and $375 at March 31, 2002	1,582	3,170
Tax receivable	—	1,764
Deferred tax assets	1,020	1,020
Prepaid expenses	201	260

Total current assets	39,861	38,272
Property and equipment, net	212	308
Other assets	182	182

Total assets	$40,255	$38,762

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$352	$455
Accrued expenses and other liabilities	983	2,055
Deferred revenue	923	531
Billings in excess of costs and estimated earnings	—	12
Federal and state income taxes payable	300	—

Total current liabilities	2,558	3,053

Commitments
Stockholders’ equity:
Preferred stock, $.01 par value, 1,000,000 authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 60,000,000 shares authorized, 13,046,245 shares issued and outstanding at December 31, 2002 and 13,151,123 shares issued and 13,039,123 shares outstanding at March 31, 2002	132	131
Additional paid-in capital	27,550	27,565
Retained earnings	10,015	8,038
Treasury stock (112,000 shares carried at cost)	—	(25)

Total stockholders’ equity	37,697	35,709

Total liabilities and stockholders’ equity	$40,255	$38,762

See accompanying Notes to Condensed Consolidated Financial Statements.

ATLANTIC DATA SERVICES, INC.

Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2002	2001	2002	2001

Revenues	$4,171	$4,934	$16,991	$14,638
Cost of revenues	2,515	3,091	9,425	10,272

Gross profit	1,656	1,843	7,566	4,366

Operating expenses:
Sales and marketing	391	750	1,264	2,540
General and administrative	1,208	1,064	3,783	4,026
Restructuring expense	—	—	—	925

Total operating expenses	1,599	1,814	5,047	7,491

Income (loss) from operations	57	29	2,519	(3,125)
Interest income, net	167	198	524	869
Write-down of investment	—	—	—	(3,000)

Income (loss) from continuing operations before provision for income taxes	224	227	3,043	(5,256)
Provision for income taxes	85	—	1,131	386

Income (loss) from continuing operations	139	227	1,912	(5,642)

Discontinued operations:
Income (loss) on disposal of business	—	(392)	101	(889)
Tax benefit (provision)	—	—	(36)	—

	—	(392)	65	(889)

Net income (loss)	$139	$(165)	$1,977	$(6,531)

Earnings (loss) per share from continuing operations:
Basic	$0.01	$0.02	$0.15	$(0.43)
Diluted	$0.01	$0.02	$0.15	$(0.43)
Earnings (loss) per share from discontinued operations:
Basic	$—	$(0.03)	$0.00	$(0.07)
Diluted	$—	$(0.03)	$0.00	$(0.07)
Earnings (loss) per share from net income:
Basic	$0.01	$(0.01)	$0.15	$(0.50)
Diluted	$0.01	$(0.01)	$0.15	$(0.50)

Shares used in computing earnings (loss) per share (basic)	13,046	13,033	13,041	13,026
Shares used in computing earnings (loss) per share (diluted)	13,238	13,155	13,221	13,026

See accompanying Notes to Condensed Consolidated Financial Statements.

ATLANTIC DATA SERVICES, INC.

Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended
	December 31,

	2002	2001

Cash flows from operating activities:
Net income (loss)	$1,977	$(6,531)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	174	251
Discontinued operations	(65)	889
Deferred taxes	—	464
Provision for bad debts	(100)	46
Write-down of investment	—	3,000
Change in assets and liabilities (net of effect of acquisition and disposition):
Accounts receivable	1,688	1,571
Tax receivable	619	—
Prepaid expenses and other assets	(9)	272
Accounts payable	(98)	(92)
Accrued expenses and other liabilities	(835)	(1,418)
Deferred revenue	392	—
Billings in excess of costs and estimated earnings	(12)	527
Federal and state income taxes payable	266	—

Net cash provided by (used in) operating activities of continuing operations	3,997	(1,021)

Cash flows from investing activities:
Purchase of short-term investments	(5,620)	(15,930)
Sale and maturities of short-term investments	13,472	3,300
Purchase of property and equipment	(15)	(15)

Net cash provided by (used in) investing activities of continuing operations	7,837	(12,645)

Cash flows from financing activities:
Proceeds from exercise of stock options under stock option plans	12	17

Net cash provided by financing activities	12	17

Net cash provided by (used in) continuing operations	11,846	(13,649)
Net cash provided by (used in) discontinued operations	1,010	(2,657)

Net increase (decrease) in cash and cash equivalents	12,856	(16,306)
Cash and cash equivalents, beginning of period	15,457	36,655

Cash and cash equivalents, end of period	$28,313	$20,349

Supplemental disclosure of cash flow information:
Cash paid during the period for taxes	$872	$44

Supplemental disclosure of non-cash investing activities:
Acquisition of assets with warrant	$—	$637

See accompanying Notes to Condensed Consolidated Financial Statements.

ATLANTIC DATA SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)
December 31, 2002

1.     Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Atlantic Data Services, Inc. (the “Company”) in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended December 31, 2002 are not necessarily indicative of the results that may be expected for future periods of the full fiscal year. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2002.

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

Included in revenues are reimbursable contract-related travel and entertainment expenses of $552,000 and $707,000 for the quarters ended December 31, 2002 and 2001, respectively, and $2,165,000 and $2,236,000 for the nine months ended December 31, 2002 and 2001, respectively, which are separately billed to clients.

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

3.     Earnings Per Share

The following table sets forth the computation of basic earnings per share and diluted earnings per share for the three months ended December 31, 2002 and 2001:

	Three Months Ended
	December 31,

	2002	2001

	(in thousands, except per share data)
Numerator for earnings (loss) per common share and earnings (loss) per common share assuming dilution:
Income from continuing operations	$139	$227
Loss from discontinued operations	—	(392)

Net income (loss)	$139	$(165)

Denominator:
Denominator for basic earnings per share – weighted average shares	13,046	13,033
Effect of dilutive securities:
Employee stock options	192	122

Denominator for diluted earnings per share – adjusted weighted average and assumed conversions	13,238	13,155

Basic earnings (loss) per share:
Continuing operations	$0.01	$0.02
Discontinued operations	—	(0.03)
Net income (loss)	0.01	(0.01)

Diluted earnings (loss) per share:
Continuing operations	$0.01	$0.02
Discontinued operations	—	(0.03)
Net income (loss)	0.01	(0.01)

The following table sets forth the computation of basic earnings per share and diluted earnings per share for the nine months ended December 31, 2002 and 2001:

	Nine Months Ended
	December 31,

	2002	2001

	(in thousands, except per share data)
Numerator for earnings (loss) per common share and earnings (loss) per common share assuming dilution:
Income (loss) from continuing operations	$1,912	$(5,642)
Income (loss) from discontinued operations	65	(889)

Net income (loss)	$1,977	$(6,531)

Denominator:
Denominator for basic earnings per share – weighted average shares	13,041	13,026
Effect of dilutive securities:
Employee stock options	180	—

Denominator for diluted earnings per share – adjusted weighted average and assumed conversions	13,221	13,026

Basic earnings (loss) per share:
Continuing operations	$0.15	$(0.43)
Discontinued operations	0.00	(0.07)
Net income (loss)	0.15	(0.50)

Diluted earnings (loss) per share:
Continuing operations	$0.15	$(0.43)
Discontinued operations	0.00	(0.07)
Net income (loss)	0.15	(0.50)

In addition, as of December 31, 2002 there were options outstanding to purchase 949,250 shares that are potentially anti-dilutive.

4.     Major Customers

The nature of the Company’s services results in the Company deriving significant amounts of revenue from certain customers in a particular period. For the quarter ended December 31, 2002, three customers accounted for 39.7%, 24.8% and 12.8% of the Company’s revenues. For the quarter ended December 31, 2001, three customers accounted for 29.9%, 24.8% and 13.9% of the Company’s revenues.

5.     Income Taxes

Management has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets and has established a valuation allowance for certain of such assets, which are comprised principally of net operating loss carryforwards and various accruals.

For the quarter ended December 31, 2002, the Company established a provision for taxes due to its profitability. However, the Company did not adjust its deferred tax assets due to the uncertainty of profitability in future quarters. Also, for the year ended March 31, 2002, the Company reclassified $1,020,000 of tax receivable to deferred tax assets as a result of a reconciliation to its tax returns for fiscal year 2002 that was prepared during the quarter ended September 30, 2002.

6.     Recently Issued Accounting Pronouncements

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which became effective January 1, 2002. SFAS 144 supersedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions relating to the disposal of a segment of a business described in Accounting Principals Board Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (“APB No. 30”). The Company adopted SFAS 144 as of April 1, 2002. The adoption had no material impact on the Company’s financial statements.

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

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FAS 123” (“SFAS 148”). SFAS 148 was issued to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of FAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The amendments to FAS 123 in paragraphs 2(a)-2(e) of this statement shall be effective for financial statements for fiscal years ending after December 15, 2002.

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

The unaudited pro forma consolidated information for the nine months ended December 31, 2001, determined as if the EarningsInsights acquisition had occurred on April 1 for that period would have resulted in the following (in thousands, except per share data):

	Nine Months Ended
	December 31, 2001
	(Unaudited)

	As Reported	Pro Forma

Revenues	$14,638	$14,706
Loss from operations	(3,125)	(4,419)
Net loss	(6,531)	(6,933)

Basic earnings (loss) per share	$(0.50)	$(0.53)
Diluted earnings (loss) per share	(0.50)	(0.53)

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

Our revenues are derived primarily from professional fees billed to customers on a time and materials basis, or, in certain instances, on a fixed price basis. Included in revenues are reimbursable contract-related travel and entertainment expenses, which are separately billed to customers. Substantially all of our contracts, other than fixed price contracts, are terminable by the customer following limited notice and without significant penalty to the customer. Revenues from fixed price contracts represented approximately 0.0% and 0.8% of our revenues for the quarters ended December 31, 2002 and 2001, respectively.

We have derived, and expect to continue to derive, a significant portion of our revenues from a relatively limited number of customers. Revenues from our five largest customers for the quarters ended December 31, 2002 and 2001 were 91.0% and 82.3%, respectively, as a percentage of revenues. For the quarter ended December 31, 2002, Zions Bancorporation, Citizens Financial Corporation, FleetBoston Financial Corporation, IntraNet, Inc., a TSA Company, and Capital One Services, Inc. accounted for approximately 39.7%, 24.8%, 12.8%, 9.0% and 4.7%, respectively, of revenues. For the quarter ended December 31, 2001, Citizens Financial Corporation, Zions Bancorporation, FleetBoston Financial Corporation, IntraNet, Inc., a TSA Company and National City Corporation accounted for approximately 29.9%, 24.8%, 13.9%, 8.1% and 5.6%, respectively, of revenues.

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

Outlook

With respect to our earnings projections for the future, because of the continuing unstable economic and geopolitical climate we continue to be cautious about our outlook for the next quarter and are currently estimating our fourth quarter revenues will be in the $4.7 million to $5.0 million range, with net income in the range of $.01 to $.03 per share.

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

Quarter Ended December 31, 2002 Compared to the Quarter Ended December 31, 2001

Revenues

Revenues decreased 15.5% for the quarter ended December 31, 2002 over the quarter ended December 31, 2001, from $4.9 million to $4.2 million. This decrease was predominately due to a 7.0% decrease in the volume of services delivered to customers due to the continued IT spending freeze in the U.S., a 4.0% decrease in the average billing rate, as well as a decrease in the amount of revenue from contract-related travel and entertainment expenses as a percentage of total revenue to 13.2% from 14.3% for the quarter ended December 31, 2001.

Cost of Revenues

Cost of revenues decreased 18.6% to $2.5 million from $3.1 million for the quarter ended December 31, 2002 compared to the quarter ended December 31, 2001, representing 60.3% and 62.6%, respectively, of revenues in each quarter. The dollar decrease in cost of revenues was primarily due to a decrease in the average number of billable personnel from 90 for the quarter ended December 31, 2001 to 70 for the quarter ended December 31, 2002. The percentage decrease was due to an increase in the utilization rate from 63.0% for the quarter ended December 31, 2001 to 71.0% for the quarter ended December 31, 2002, offset in part by the aforementioned rate decrease.

Sales and Marketing

Sales and marketing expenses were $.4 million for the quarter ended December 31, 2002 and $.8 million for the quarter ended December 31, 2001, representing 9.4% and 15.2% of revenues, respectively. The dollar decrease resulted primarily from a decrease in the average number of employees in our sales and marketing group from 14 for the quarter ended December 31, 2001 to 9 for the quarter ended December 31, 2002.

General and Administrative

General and administrative expenses increased 13.5% to $1.2 million from $1.1 million for the quarter ended December 31, 2002 compared to the quarter ended December 31, 2001, representing 29.0% and 21.6% of revenues, respectively. The dollar increase is due to an increase in payroll, taxes and benefits expense resulting from increased headcount. The increase in expenses as a percentage of revenue is due to the increase in expenses, as well as the 15.5% decrease in revenues on which the percentage is calculated.

Interest Income, Net

Interest income, net decreased $31,000 from $198,000 for the quarter ended December 31, 2001 to $167,000 for the quarter ended December 31, 2002. This decrease was principally due to interest rate decreases. Interest expense is immaterial.

Provision for Income Taxes

The provision for income taxes for the quarter ended December 31, 2002 was $85,000 compared to $0 for the quarter ended December 31, 2001. A provision was established due to profitability. However, deferred tax assets were not adjusted due to the uncertainty of profitability in future quarters. There was no tax provision in the prior year’s quarter due to the significant year-to-date operating loss. Due to varying state and local statutory income tax rates and depending on our levels of profitability, our effective tax rate may vary from period to period depending on the states in which we do business.

Discontinued Operations

On March 29, 2002, the Company announced its decision to discontinue the operations of EarningsInsights (“EI”). The disposition of EI’s operations represents the disposal of a business segment under Accounting Principals Board Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (“APB No. 30”). The quarterly financial information for the three months ended December 31, 2001 have been restated to give retroactive effect to that disposition.

Nine Months Ended December 31, 2002 Compared to the Nine Months Ended December 31, 2001

Revenues

Revenues increased 16.1% for the nine months ended December 31, 2002 over the nine months ended December 31, 2001, from $14.6 million to $17.0 million. This increase was predominately due to expanded project activity at existing customers resulting in a 23.7% increase in the volume of services delivered to customers, offset in part by a decrease in the amount of revenue from reimbursable contract-related travel and entertainment expenses as a percentage of total revenue to 12.7% for the nine months ended December 31, 2002 from 15.3% for the nine months ended December 31, 2001 and a 2.0% decrease in the average billing rate from $138 for the nine months ended December 31, 2001 to $135 for the nine months ended December 31, 2002.

Cost of Revenues

Cost of revenues decreased 8.3% to $9.4 million from $10.3 million for the nine months ended December 31, 2002 compared to the nine months ended December 31, 2001, representing 55.5% and 70.2%, respectively, of revenues in each period. The dollar decrease is principally due to a decrease in the average number of billable people from 86 for the nine months ended December 31, 2001 to 75 for the nine months ended December 31, 2002, offset by increases in other expenses. The decrease in cost of revenues as a percentage of revenues is due to the aforementioned increase in the volume of services delivered to customers, which resulted in an increase in the utilization rate from 65.0% to 87.0%, and because a greater percentage of revenue was professional services which has a higher margin than revenue from reimbursable contract-related travel and entertainment expenses.

Sales and Marketing

Sales and marketing expenses were $1.3 million for the nine months ended December 31, 2002 and $2.5 million for the nine months ended December 31, 2001, representing 7.4% and 17.4% of revenues, respectively. The dollar decrease resulted primarily from a decrease in the average number of employees in our sales and marketing group from 17 for the nine months ended December 31, 2001 to 8 for the nine months ended December 31, 2002. The decrease in sales and marketing expense as a percentage of revenues to 7.4% from 17.4% for the corresponding period of the prior fiscal year is due to the increase in revenue, as well as the decrease in expenses.

General and Administrative

General and administrative expenses decreased 6.0% to $3.8 million from $4.0 million for the nine months ended December 31, 2002 compared to the nine months ended December 31, 2001, representing 22.3% and 27.5% of revenues, respectively. The dollar decrease is primarily due to decreases in depreciation and amortization expense, as well as bad debt expense. The decrease in general and administrative expense as a percentage of revenues is due to the decrease in expense as well as the increase in revenue compared to the corresponding period of the prior fiscal year.

Interest Income, Net

Interest income, net decreased $345,000 from $869,000 for the nine months ended December 31, 2001 to $524,000 for the nine months ended December 31, 2002. This decrease was principally due to interest rate decreases. Interest expense is immaterial.

Provision for Income Taxes

The provision for income taxes increased $745,000 to $1.1 million from $386,000 for the nine months ended December 31, 2002 compared to the nine months ended December 31, 2001 because of the increased levels of profitability. Deferred tax assets were not adjusted due to the uncertainty of profitability in future quarters. We had a provision for income taxes for the nine months ended December 31, 2001, even though we had a loss before taxes because we established a partial valuation allowance for our deferred tax assets that may not be realized in the foreseeable future. Our effective tax rate may vary from period to period depending on the states in which we do business, due to varying state and local statutory income tax rates and depending on our levels of profitability.

Discontinued Operations

On March 29, 2002, the Company announced its decision to discontinue the operations of EarningsInsights (“EI”). The disposition of EI’s operations represents the disposal of a business segment under APB No. 30. The quarterly financial information for the nine months ended December 31, 2001 have been restated to give retroactive effect to that disposition.

Liquidity and Capital Resources

We have no long-term debt and continue to operate primarily debt-free. Working capital was $37.3 million at December 31, 2002. Our days sales in accounts receivable at December 31, 2002 was 34 days compared to 27 days at December 31, 2001. While we believe that the risk with respect to collection of accounts receivable is minimized by the creditworthiness of our customers, which are primarily banks and other financial institutions, and of our credit and collection policies, there can be no assurance that we will not encounter collection problems in the future. We attempt to further minimize this risk by performing ongoing credit valuations of our customers and maintaining an allowance for potential credit losses. We believe that our allowance for doubtful accounts and collection policies are adequate.

Capital expenditures for the remainder of fiscal 2003 are not expected to exceed $50,000 and will be used principally for computers and other equipment.

We expect that existing cash and cash equivalent balances, together with cash which may be provided from operations, will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months.

To date, inflation has not had a material impact on our financial results.

Recently Issued Accounting Pronouncements

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which became effective January 1, 2002. SFAS 144 supersedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions relating to the disposal of a segment of a business described in APB No. 30. The Company adopted SFAS 144 as of April 1, 2002. The adoption had no material impact on our financial statements.

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

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FAS 123” (“SFAS 148”). SFAS 148 was issued to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of FAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The amendments to FAS 123 in paragraphs 2(a)-2(e) of this statement shall be effective for financial statements for fiscal years ending after December 15, 2002.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates due to investments in instruments made for non-trading purposes. The interest rate risk relates primarily to our portfolio of short-term investment grade securities. As of December 31, 2002 we did not, nor do we intend to, use derivative financial instruments for speculative trading purposes.

The majority of our sales are denominated in U.S. dollars and take place in North America.

We believe that interest rate risk and foreign currency exchange rate risks are both immaterial to us.

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of members of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15 d-14(c)) as of a date (the “Evaluation Date”) within 90 days before the filing date of this quarterly report. Based on that evaluation, members of our management, including our Chief Executive Officer and our Chief Financial Officer, have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective in enabling us to record, process, summarize and report the information required to be included in this quarterly report within the required time period.

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

ATLANTIC DATA SERVICES, INC.

Date:	February 12, 2003	By: /s/ Robert W. Howe
Robert W. Howe, Chairman and Chief Executive Officer

Date:	February 12, 2003	By: /s/ Paul K. McGrath
Paul K. McGrath, Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

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

Date: February 12, 2003

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

Date: February 12, 2003

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