Form 10-K
period 2003-03-31
ATLANTIC DATA SERVICES INC
filed 2003-06-26
CIK 1052773

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2003 OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [   ] No [ X ].

The aggregate market value of the voting common equity held by non-affiliates of the Company was approximately $7,300,000 on September 30, 2002 based on the last reported sale price of the Company’s Common Stock on The NASDAQ National Market on September 30, 2002 of $1.70 per share. There were 13,045,245 shares of Common Stock issued and outstanding as of September 30, 2002.

ATLANTIC DATA SERVICES, INC.

ANNUAL REPORT ON FORM 10-K
FOR THIS FISCAL YEAR ENDED MARCH 31, 2003

FORWARD LOOKING STATEMENTS

This Report includes forward-looking statements, which are made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. You can identify these forward-looking statements when you see us using words such as “expect,” “anticipate,” “believe,” “intend,” “may,” “predict,” and other similar expressions. These forward-looking statements cover, among other items: events, conditions and financial trends that may affect our future plans of operation, business strategy, growth of operations and financial position, including statements regarding revenue and earnings or loss per share projections, concentration of revenues among a limited number of customers, expected capital expenditures for fiscal 2004 and sufficiency of cash to meet working capital and capital expenditure requirements for 2004. Any forward-looking statements are not guarantees of future performance and are necessarily subject to a number of risks and uncertainties, some of which are beyond our control. These risks and uncertainties include, among others: variability of our quarterly operating results due to, among other things, the number, size and scope of customer projects commenced and completed during a quarter, changes in employee utilization rates and changes in average billing rates; our dependence on the financial services industry; general economic uncertainty; concentration of revenues and our dependence on major customers; risks associated with fixed price contracts; our dependence on key personnel; intense competition in the IT consulting industry; and risks associated with potential acquisitions. Because of these risks and uncertainties, the forward-looking events discussed in this Report might not transpire.

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

Practice Areas

We offer and deliver our services through four practice areas that address the major areas of interest and activity of our customers. These four practice areas are:

CRM. We understand that a key success factor for financial services organizations is the acquisition, servicing and growth of profitable customer relationships. Our goal is to help our clients become more customer-focused so they can maintain and grow market share in the competitive financial services marketplace. Our approach is to assist our clients by delivering a practical plan for transforming the enterprise to support their customer-oriented business strategy. Then as each initiative is launched, our requirements documentation services team can assist in the translation of business needs into formal requirements for the project team – assuring that the solution delivers business results. As an independent services firm, our team of experts can also assist in the acquisition of best of breed tools and solutions. We also recognize that high-performance customer information is the foundation of any CRM program. Our customer information teams can provide everything from diagnostic services to complete systems integration to assure that this valuable asset supports our customer’s CRM program. Our approach with every engagement is to focus on business objectives and return-on-investment, and to deliver value at every step.

Conversions and Consolidations. The financial services industry continues to undergo tremendous change and reorganization. We have been a leading solution provider in hundreds of conversions, consolidations and migrations, deploying the financial services expertise necessary to contribute to our customers’ successes. As a core competency, we provide the requisite project management skills to help our customers tackle the business and technological challenges before them, and to exceed the goals of their original strategic objectives. The financial industry experience resident on our consulting staff enables us to provide our clients with both the business insight and operational expertise to guarantee successful business integrations.

IT Strategy and Consulting. Firms in every segment of financial services are facing unprecedented pressure to innovate and change. In the face of competition from new and traditional rivals, financial institutions must simultaneously develop or acquire new products and services, improve the level of personalized service provided to customers, and significantly improve operating efficiency. We provide the operational insight and major project discipline to complete these strategic initiatives successfully. We leverage our industry knowledge and technology expertise to help clients identify, design and implement business solutions that produce measurable improvements. Not only are new capabilities implemented, but operational performance efficiencies are also achieved, resulting in a client’s improved bottom line.

e-Business. ADS defines e-Business as the transformation of key business processes using Internet technologies. We believe that successful e-Business is all about operational efficiency, return on investment, and execution. We bring over twenty years of in-depth banking, project management, and systems integration experience to assist clients in realizing their e-Business potential. Our banking and system integration experience enables us to identify innovative opportunities to achieve operational efficiency through e-Business; our project management expertise ensures execution within fiscal and scheduling constraints; and the combination of this efficiency and execution results in a favorable return on investment for our clients. Our e-Business services fall into three main categories: strategy, design, and implementation. Combining our technology and financial industry expertise, we work with our customers to create systems that build virtual bridges between buyers, suppliers, customers, and financial institutions for swift and reliable transactions.

B.     Customers

Our customers consist primarily of banks and other financial services companies located in the United States and Canada. The following is a list of representative customer during fiscal 2003:

The BISYS Group, Inc.	IntraNet, Inc., a TSZ Company
Capital One Services, Inc.	Wells Fargo Services Company
Citizens Financial Corporation	Zions Bancorporation
FleetBoston Financial Corporation

We have derived and expect to continue to derive a significant portion of our revenues from a relatively limited number of customers. For example, our five largest customers in fiscal 2003, Citizens Financial Corporation, Zions Bancorporation, FleetBoston Financial Corporation, IntraNet Inc., a TSA Company and Capital One Services, Inc. accounted for approximately 41.7%, 32.5%, 9.0%, 6.9% and 1.8%, respectively, of revenues. In fiscal 2002, FleetBoston Financial Corporation, Citizens Financial Corporation, Zions Bancorporation, IntraNet, Inc., a TSA Company and National City Corporation accounted for approximately 24.7%, 23.8%, 21.6%, 7.3% and 4.1%, respectively, of revenues. Because a significant portion of our revenues are derived from services related to deregulation and consolidation activities in the financial services industry, changes in the regulatory environment or a reduction in consolidation activity have in the past, and may in the future, have a material adverse effect on our business, financial condition and results of operations. In addition, the loss of a major customer or termination of a major project as a result of an acquisition of a customer by an organization to which we do not currently provide services could have a material adverse effect on our business, financial condition and results of operations.

Although our largest customers have varied from period to period, we anticipate that our results of operations will continue to significantly depend upon revenues from a small number of customers. We cannot assure you that our major customers will continue to purchase our services at current levels, if at all, or that we would be able to replace revenues from lost customers with revenues from other customers. The loss of, or a significant reduction in revenues from, any of our major customers could materially adversely affect our business, financial condition and results of operations.

C.     Sales and Marketing

We market and sell our services directly through our professional sales and marketing staff and senior management operating principally from our offices in Quincy, Massachusetts. As of March 31, 2003, we had 9 persons engaged in sales and marketing activities.

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

We employ a variety of business development and marketing techniques to communicate directly with current and prospective customers, including targeted print and direct mail advertisements, participation in financial services industry trade shows and conferences, and our web site. In addition, we maintain relationships with key industry research groups such as TowerGroup, American Bankers Association, and the Bank Administration Institute.

As part of our sales and marketing strategy, we intend, from time to time, to partner with other IT consulting firms, including in some instances our competitors, and to explore relationships with certain third party software providers to the financial services market.

D.     Employees

As of March 31, 2003, we had 89 full time employees, of which 61 were project personnel, 19 employees were in finance and administration and 9 were in sales and marketing. None of our employees are subject to a collective bargaining agreement. We believe relations with our employees are good.

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

In the future, litigation may be necessary to enforce and protect our trade secrets, copyrights and other intellectual property or proprietary rights. We may also be subject to litigation alleging claimed infringement or litigation to determine the scope and validity of the intellectual property or proprietary rights of others. Although we are not aware that our services, trademarks or other proprietary rights infringe upon the proprietary rights of others, there is no assurance that third parties will not assert infringement claims against us or that such claims will not result in a material adverse effect on our business, financial condition and results of operations. Any litigation concerning our use of technology could result in substantial cost to us in defending such actions and/or divert our attention from operations, either of which could have a material adverse effect on our business, financial condition or results of operations.

F.     Competition

The IT and systems integration market, especially in the financial services industry, includes a large number of competitors and is subject to rapid technological and market changes. We compete for customer projects and experienced personnel with a number of companies having significantly greater financial, technical and marketing resources and revenues. Many of these competitors also have greater name recognition in the financial services industry. Our competitors operate in a variety of market segments, including systems consulting and integration, application software, professional services (such as computer equipment companies like International Business Machines Corporation), multinational professional service firms, and general management consulting firms (such as Accenture, Computer Sciences Corporation and Electronic Data Systems Corporation). In addition, the custom software development market is highly fragmented with numerous firms, many of which focus on their respective local markets. We also face competition from internal IT departments of our customers.

We expect to experience increasing competition from companies offering established integration services and new service offerings and technologies. In addition, current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with others, thereby increasing their ability to expand or increase their service offerings to address the needs of our existing or prospective customers. Accordingly, it is possible that new competitors or alliances among current and new competitors may emerge and rapidly gain significant market share. Increased competition could result in lower utilization rates, billing rate reductions, fewer customer engagements, reduced gross margins, and loss of market share for us, any of which could materially adversely affect our business, financial condition and results of operations.

We believe the principal competitive factors in our market are: knowledge of the financial services industry, responsiveness to customer needs, quality of service, project management capability, technical expertise and price. We believe we compete favorably in most of these areas and excel in the depth of industry knowledge and experience we bring to our financial services customers. We believe our ability to compete also depends in part on factors outside of our control, including the ability of our competitors to attract, motivate and retain project managers and other personnel.

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

ITEM 2: PROPERTIES

Our headquarters and administrative, sales and marketing operations are in Quincy, Massachusetts in a leased facility, which currently consists of 27,325 square feet. At December 31, 2003, our lease arrangement provides that the amount of leased space will be reduced to 16,376 square feet. At April 1, 2005, our lease arrangement provides that the amount of space will be further reduced to 14,836 square feet. The lease expires on March 31, 2010.

ITEM 3: LEGAL PROCEEDINGS

On June 4, 2003, ADS and each of its directors were served with a complaint filed as a purported class action lawsuit in Massachusetts state court by two of the Company’s stockholders on behalf of all other stockholders of the Company. The complaint alleges, among other things, that ADS and its directors have breached or may have breached fiduciary duties owed to ADS stockholders in connection with its May 5, 2003 announcement that ADS had received from certain of its directors and stockholders a preliminary expression of interest to engage in a going private transaction. We believe that the action is without merit and intend to contest it vigorously. Otherwise, we are not a party to any litigation that we believe could have a material adverse effect on our business, financial condition, cash flows and results of operations.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of the year ended March 31, 2003.

PART II

ITEM 5: MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Price Range of Common Stock

The Company’s stock is currently traded on The NASDAQ National Market (“NASDAQ”) under the symbol “ADSC.” The following table sets forth, on a per share basis for the periods shown, the high and low bid information of our common stock as reported on NASDAQ. Such information reflects inter-dealer prices, without retail markup, markdown or commission and may not represent the price of actual transactions.

	High	Low

Fiscal Year 2003:
First Quarter (April 1 – June 30, 2002)	$2.4000	$1.8000
Second Quarter (July 1 – Sept. 30, 2002)	2.2900	1.3600
Third Quarter (Oct. 1 – Dec. 31, 2002)	2.9900	1.5500
Fourth Quarter (Jan. 1 – March 31, 2003)	3.2200	2.0200
Fiscal Year 2002:
First Quarter (April 1 – June 30, 2001)	$2.8400	$2.0000
Second Quarter (July 1 – Sept. 30, 2001)	2.7200	2.0100
Third Quarter (Oct. 1 – Dec. 31, 2001)	2.1000	1.6000
Fourth Quarter (Jan. 1 – March 31, 2002)	2.4000	1.7700

As of June 13, 2003, there were approximately 126 stockholders of record.

Dividend Policy

We do not intend to pay cash dividends in the foreseeable future. The payment of any future dividends will be at the discretion of our Board of Directors and will depend upon, among other things, future earnings, operations, capital requirements of the Company, business conditions and contractual restrictions on payment of dividends, if any.

Equity Compensation Plan Information

			Number of
			securities remaining
			available for future
			issuance under
			equity
		Weighted-average	compensation plans
	Number of securities issuable	exercise price of	(excluding
	upon exercise of outstanding	outstanding options,	securities reflected
Plan Category	options, warrants and rights	warrants and rights	in column (a))

Equity compensation plans approved by security holders	1,629,251	$4.09	1,474,499

Total	1,629,251	$4.09	1,474,499

All equity compensation plans have been approved by security holders.

ITEM 6: SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data presented below as of and for the fiscal years ended March 31, 2003, 2002, 2001, 2000 and 1999 have been derived from our audited consolidated financial statements. This data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our Consolidated Financial Statements and related notes thereto, and other financial information appearing elsewhere in this Form 10-K. All amounts are in thousands, except per share data.

	Years Ended March 31,

	2003	2002	2001	2000	1999

Consolidated Statements of Operations
Data:
Total revenue	$21,703	$20,419	$34,135	$35,186	$66,763
Gross profit	9,477	6,882	10,245	8,979	25,680
Income (loss) from operations	2,856	(2,709)	(1,868)	(1,694)	12,362
Income (loss) from continuing operations	2,228	(3,394)	26	19	7,759
Net income (loss)	2,299	(6,121)	26	19	7,759
Basic earnings (loss) per share:
Continuing operations	0.17	(0.26)	0.00	0.00	0.62
Net income (loss)	0.18	(0.47)	0.00	0.00	0.60
Diluted earnings (loss) per share:
Continuing operations	0.17	(0.26)	0.00	0.00	0.62
Net income (loss)	0.17	(0.47)	0.00	0.00	0.60
Shares used in computing earnings (loss) per share (basic)	13,062	13,028	12,998	12,925	12,468
Shares used in computing earnings (loss) per share (diluted)	13,253	13,028	13,213	13,254	12,855

	Years Ended March 31,

	2003	2002	2001	2000	1999

Consolidated Balance Sheets Data:
Cash and cash equivalents	$27,329	$15,457	$36,655	$38,347	$37,326
Short-term investments	8,982	16,601	—	—	—
Working capital	37,730	35,219	37,000	39,670	39,077
Total assets	40,241	38,762	44,617	46,115	46,883
Total stockholders’ equity	38,103	35,709	41,165	40,976	40,745
Cash dividends paid	—	—	—	—	—

FORWARD LOOKING STATEMENTS

This Report includes forward-looking statements, which are made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. You can identify these forward-looking statements when you see us using words such as “expect,” “anticipate,” “believe,” “intend,” “may,” “predict,” and other similar expressions. These forward-looking statements cover, among other items: events, conditions and financial trends that may affect our future plans of operation, business strategy, growth of operations and financial position, including statements regarding revenue and earnings or loss per share projections, concentration of revenues among a limited number of customers, expected capital expenditures for fiscal 2004 and sufficiency of cash to meet working capital and capital expenditure requirements for 2004. Any forward-looking statements are not guarantees of future performance and are necessarily subject to a number of risks and uncertainties, some of which are beyond our control. These risks and uncertainties include, among others: variability of our quarterly operating results due to, among other things, the number, size and scope of customer projects commenced and completed during a quarter, changes in employee utilization rates and changes in average billing rates; our dependence on the financial services industry; general economic uncertainty; concentration of revenues and our dependence on major customers; risks associated with fixed price contracts; our dependence on key personnel; intense competition in the IT consulting industry; and risks associated with potential acquisitions. Because of these risks and uncertainties, the forward-looking events discussed in this Report might not transpire.

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

On May 5, 2003, we announced that we received a preliminary expression of interest to engage in a going private transaction from a group consisting of two current members of management who are also Directors of the Company, one outside Director and another entity affiliated with one of our outside Directors (collectively, the “Principals”). The Board of Directors has appointed an Independent Committee of the Board to consider the proposal and enter into negotiations with the Principals regarding the proposal.

Our revenues are derived primarily from professional fees billed to customers on a time and materials basis or, in certain limited instances, on a fixed price basis. Included in revenues are reimbursable contract-related travel expenses, which are separately billed to customers. Substantially all of our contracts, other than fixed price contracts, are terminable by the customer following limited notice and without significant penalty to the customer. Revenues from fixed price contracts represented approximately 1.4% and 2.2% of our revenues for the fiscal years ended March 31, 2003 and 2002, respectively.

We have derived, and expect to continue to derive, a significant portion of our revenues from a relatively limited number of customers. Revenues from our five largest customers in fiscal 2003, 2002 and 2001 were 91.9%, 81.5% and 65.4%, respectively, as a percentage of revenues. In the near and intermediate term, we expect that this heavy concentration of revenues will continue. In fiscal 2003, Citizens

Financial Corporation, Zions Bancorporation, FleetBoston Financial Corporation, IntraNet Inc., a TSA Company and Capital One Services, Inc. accounted for approximately 41.7%, 32.5%, 9.0%, 6.9% and 1.8%, respectively, of revenues. In fiscal 2002, FleetBoston Financial Corporation, Citizens Financial Corporation, Zions Bancorporation, IntraNet, Inc., a TSA Company and National City Corporation accounted for approximately 24.7%, 23.8%, 21.6%, 7.3% and 4.1%, respectively, of revenues. In fiscal 2001, FleetBoston Financial Corporation, Citizens Banking Corporation (MI), Brokat Financial Systems, NBT Bancorp and Corillian Corporation accounted for approximately 27.2%, 12.5%, 9.2%, 8.3% and 8.2%, respectively, of revenues. Because a significant portion of our revenues are derived from services related to deregulation and consolidation activities in the financial services industry, changes in the regulatory environment or a reduction in consolidation activity have in the past, and could in the future, have a material adverse effect on our business, financial condition and results of operations. In addition, the loss of a major customer or termination of a major project as a result of an acquisition of a customer by an organization to which we do not currently provide services, or for any other reason, could have a material adverse effect on our business, revenues and profitability.

Cost of revenues consists primarily of salaries and employee benefits for personnel dedicated to customer assignments, fees paid to subcontractors for work performed in connection with customer assignments, and reimbursable contract-related travel expenses incurred in connection with the delivery of our services. Customer project margins and personnel utilization percentages are the most significant variables in determining our income from continuing operations. We manage our personnel utilization rates by monitoring personnel needs and generally adjust personnel levels based on specific project requirements. The number of staff assigned to particular projects may vary widely depending on the size, duration, and degree of completion and complexity of each engagement. Delays in project completion and in implementation may result in periods when personnel are not assigned to active projects and, accordingly, result in lower average utilization rates during such periods, which could have a materially adverse effect on our operating results. In addition, we must maintain appropriate numbers of senior professionals both to oversee existing engagements and for business development activities.

Sales and marketing expenses consist primarily of salaries, employee benefits, travel expenses and promotional costs. General and administrative expenses consist primarily of expenses associated with our management, finance and administrative groups, including recruiting, training, depreciation and amortization, and occupancy costs.

First Quarter Outlook

For the first quarter of fiscal 2004, we anticipate that revenue will be in the $4.1 to $4.4 million range, with net loss in the range of ($.01) to ($.03) per share. The Company had previously projected revenue of $4.7 to $5.0 million and net income of $.01 to $.03 per share. Revenue is lower than projected because the Company did not enter into certain contracts it expected to sign.

Results of Operations

The following table sets forth, for the periods indicated, certain financial data as a percentage of revenues:

	Year Ended March 31,

	2003	2002	2001

Revenues	100.0%	100.0%	100.0%
Cost of revenues	56.3	66.3	70.0

Gross profit	43.7	33.7	30.0
Operating expenses:
Sales and marketing	7.6	16.1	14.2
General and administrative	22.9	26.4	20.3
Restructuring expense	—	4.5	1.0

Total operating expenses	30.5	47.0	35.5

Income (loss) from operations	13.2	(13.3)	(5.5)
Interest income, net	3.1	5.1	6.3
Write-down of investment	—	14.7	—

Income (loss) from continuing operations before income taxes	16.3	(22.9)	0.8
Provision (benefit) for income taxes	6.0	(6.2)	0.7

Income (loss) from continuing operations	10.3	(16.7)	0.1
Discontinued operations:
Loss from operations of discontinued business, net of tax	—	3.9	—
(Income) loss on disposal of business, net of tax	(0.3)	9.4	—

Net income (loss)	10.6%	(30.0)%	0.1%

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

Year Ended March 31, 2003 Compared to Year Ended March 31, 2002

Revenues

Revenues increased 6.4% for the year ended March 31, 2003 compared to the year ended March 31, 2002, to $21.7 million from $20.4 million. This increase was predominately due to an increase in the volume of services delivered to customers, offset in part by a 2.2% decrease in the average billing rate from $139 per hour for fiscal 2002 to $136 per hour for fiscal 2003.

Cost of Revenues

Cost of revenues decreased 9.6% to $12.2 million in fiscal 2003 compared to $13.5 million in fiscal 2002, representing 56.3% and 66.3% of revenues, respectively. The dollar decrease in cost of revenues was primarily due to a decrease in the average number of billable personnel from 90 for fiscal 2002 to 75 for fiscal 2003. The percentage decrease was due to an increase in the utilization rate from 71.0% for the year ended March 31, 2002 to 86.2% for the year ended March 31, 2003.

Sales and Marketing

Sales and marketing expenses decreased 51.5% to $1.6 million in fiscal 2003 compared to $3.3 million in fiscal 2002, representing 7.6% and 16.1% of revenues, respectively. The overall dollar decrease resulted primarily from a decrease in our sales and marketing group from an average of 16 employees for fiscal 2002 to an average of 8 employees for fiscal 2003. The percentage decrease is the result of decreased expenses as well as an increase in the revenue on which the percentage is calculated.

General and Administrative

General and administrative expenses decreased 7.4% to $5.0 million in fiscal 2003 compared to $5.4 million in fiscal 2002, representing 22.9% and 26.4% of revenues, respectively. The dollar decrease is primarily due to a decrease in compensation expenses as a result of a reduction in the average number of general and administrative personnel from 21 employees for fiscal 2002 to 19 for fiscal 2003. The percentage decrease is the result of decreased expenses as well as an increase in the revenue on which the percentage is calculated.

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

Interest Income, Net

Interest income, net decreased 34.6% to $681,000 in fiscal 2003 compared to $1.04 million for fiscal 2002. This decrease was principally due to average interest rate decreases of approximately 37.0%, offset in part by a 4.6% increase in the average balances of cash and cash equivalents and short-term investments. Interest expense is immaterial.

Provision for Income Taxes

The provision for income taxes from continuing operations increased $2.6 million to $1.3 million in fiscal 2003 compared to a $(1.3) million tax benefit in fiscal 2002. The provision was established due to profitability. The benefit was the result of the Economic Stimulus Act, which allowed a company to carryback losses for five years to recover taxes previously paid. The tax benefit was initiated in Q4 2002 and was net of a provision for taxes in Q1 2002 of $.4 million, which was to establish a valuation allowance for deferred taxes. We established the valuation allowance because we believe it is more likely than not that the deferred tax asset will not be realizable.

Due to varying state and local income tax rates and depending on our levels of profitability, our effective tax rate may vary from period to period, depending on the states in which we do business.

Discontinued Operations

On March 29, 2002, we announced our decision to discontinue the operations of Cool Springs Associates, Inc. d/b/a EarningsInsights (“EI”). Consequently, we incurred a charge of $1.9 million, net of income tax benefit, relating to the write-off of EI assets and an accrual for estimated losses during the phase-out period.

The disposition of the EI operation represented the disposal of a business segment under APB No. 30. Accordingly, results of this operation have been classified as discontinued, and interim quarterly periods have been restated. For the fiscal year ended March 31, 2002, EI incurred a $797,000 loss, net of income tax benefit.

For the year ended March 31, 2003, we had income on the disposal of business (net of tax) of $71,000. This was because actual disposal costs were less than those estimated in fiscal 2002.

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

Provision (Benefit) for Income Taxes

The provision (benefit) for income taxes from continuing operations decreased $1.5 million to a $(1.3) million tax benefit in fiscal 2002 compared to a $250,000 provision in fiscal 2001. The benefit was the result of the passage of the Economic Stimulus Act which allowed a company to carry-back losses for five years to recover taxes previously paid. That tax benefit was initiated in Q4 2002 and was net of a provision for taxes in Q1 2002 of $.4 million which was to establish a valuation allowance for deferred taxes. Management established the valuation allowance because it is more likely than not that the deferred tax asset will not be realizable.

Discontinued Operations

On March 29, 2002, we announced our decision to discontinue the operations of EI. Consequently, we incurred a charge of $1.9 million, net of income tax benefit, relating to the write-off of EI assets and an accrual for estimated losses during the phase-out period.

The disposition of the EI operation represented the disposal of a business segment under APB No. 30. Accordingly, results of this operation have been classified as discontinued, and interim quarterly periods have been restated. For the fiscal year ended March 31, 2002, EI incurred a $797,000 loss, net of income tax benefit.

Liquidity and Capital Resources

We have no long-term debt and continue to operate primarily debt-free. Working capital increased to $37.7 million at March 31, 2003 compared to $35.2 million at March 31, 2002. This increase was primarily due to our profitability for fiscal 2003. Our days sales in accounts receivable at March 31, 2003 was 48 compared to 49 days at March 31, 2002. While we believe that the risk with respect to collection of accounts receivable is minimized by the creditworthiness of our customers, primarily banks and other financial institutions, and our credit and collection policies, there can be no assurance that we will not encounter collection problems in the future.

Capital expenditures were approximately $16,000 for the fiscal year 2003. The expenditures were used primarily for computer and other equipment, software and, to a lesser extent, furniture and fixtures. For fiscal 2004, capital expenditures are expected to be approximately $100,000, and will be used primarily for computers and other equipment.

On May 5, 2003, we announced that we received a preliminary expression of interest to engage in a going private transaction from a group consisting of two current members of management who are also Directors of the Company, one outside Director and another entity affiliated with one of our outside Directors (collectively, the “Principals”). The Board of Directors has appointed an Independent Committee of the Board to consider the proposal and enter into negotiations with the Principals regarding the proposal.

We expect that existing cash and cash equivalent balances, together with cash provided from operations, will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months.

To date, inflation has not had a material impact on our financial results.

We lease our facilities and other equipment under operating leases. Rent expense recognized under these leases during the fiscal years ended March 31, 2003, 2002 and 2001 totaled approximately $648,000, $627,000 and $639,000, respectively. Future minimum lease payments due under noncancelable operating leases are as follows:

Required Minimum
Payments

(in thousands)
Year ending March 31:
2004	$612
2005	456
2006	300
2007	315
2008	330
Thereafter	705

$2,718

There were no capital leases outstanding as of March 31, 2003.

Recent Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 143, “Accounting for Obligations Associated with the Retirement of Long-Lived Assets.” SFAS No. 143 provides the accounting requirements for retirement obligations associated with tangible long-lived assets. SFAS No. 143 is effective for financial statements for fiscal years beginning after June 15, 2002. The Company does not expect that the adoption of SFAS No. 143 will have a material impact on the Company’s financial statements.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management’s commitment to an exit plan, which is generally before an actual liability has been incurred. This statement is effective for exit or disposal activities initiated after December 31, 2002. The adoption of this statement did not have a material impact on the Company’s financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” which amended SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. It also amends the disclosure provisions to require prominent disclosure, in both annual and interim financial statements, about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. The provisions of SFAS No. 148 are to be applied to financial statements for fiscal years ending after December 15, 2002. Reference is made to the “Stock-Based Compensation” section of Note 2 of Item 8 for disclosure of the Company’s stock-based compensation accounting policies and the effect of those polices on reported net income. The adoption of SFAS No. 148 did not have an impact on the Company’s financial position or results of operations.

In November 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FIN 34.” The Interpretation requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee. The Interpretation also requires additional disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees it has issued. The accounting requirements for the initial recognition of guarantees became applicable on a prospective basis for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for all guarantees outstanding, regardless of when they were issued or modified as of December 15, 2002. The adoption of FIN 45 did not have a material effect on the Company’s consolidated financial statements. The Company has the following guarantee:

To the extent permitted under Massachusetts law and the Company’s Second Amended and Restated Articles of Organization and to the extent provided for in the Company’s corporate by-laws, the Company will indemnify its officers and directors for certain events or occurrences while the director or officer is or was serving at our request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification obligations is unlimited; however, the Company has a Directors and Officers liability insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid, provided that such insurance policy provides coverage. As these indemnification obligations were in effect prior to December 31, 2002 these obligations were grandfathered under the provisions of FIN 45. Accordingly, the Company has not accrued a liability for these agreements as of March 31, 2003.

In May 2003, the FASB issued SFAS 150, “Accounting For Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS 150”), which establishes standards for how an issuer of financial instruments classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that an issuer classify a financial instrument that is within the scope of SFAS 150 as a liability (or an asset in some circumstances) if, at inception, the monetary value of the obligation is based solely or predominantly on a fixed monetary amount known at inception, variations in something other than the fair value of the issuer’s equity shares or variations inversely related to changes in the fair value of the issuer’s equity shares. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect the adoption of this statement to have a material impact on its financial statements.

Critical Accounting Policies

We believe the following represent our critical accounting policies:

Revenue Recognition

The Company primarily derives its revenue by providing consulting services on a time and materials basis and, to a lesser extent, on a fixed price basis. In fiscal 2003, 98.6% of our revenue from consulting services was provided under time and materials billing arrangements. Under both time and materials and fixed price arrangements, revenue is recognized as the consulting services are performed over the term of the arrangement. Deferred revenue represents cash collected and/or billings in advance of the performance of services.

Income Taxes

We recognize deferred tax assets and liabilities for the expected consequences of temporary differences between the financial statement basis and tax basis of our assets and liabilities. A deferred tax valuation allowance is established if, in management’s opinion, it is more likely than not that all or a portion of our deferred tax assets will not be realized.

At March 31, 2003, a full valuation allowance has been provided for our deferred tax assets. If we achieve sustained profitability, some or all of this valuation allowance would be reversed to income.

Accounts Receivable

We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s current credit worthiness, as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. Since our accounts receivable are concentrated in a relatively few number of customers, a significant change in the liquidity or financial position of any one of these customers could have a material adverse impact on the collectibility of our accounts receivables and our business, financial condition and results of operations.

Valuation of Long-Lived Assets

We periodically evaluate long-lived assets for potential impairment under SFAS 144. We will perform these evaluations whenever events or changes in circumstances suggest that the carrying value of an asset or group of assets is not recoverable. Indicators of potential impairment include:

•	a significant change in the manner in which an asset is used;

•	a significant decrease in the market value of an asset; and

•	a significant adverse change in our business or our industry.

If we believe an indicator of potential impairment exists, we test to determine whether the impairment recognition criteria of SFAS 144 has been met. In evaluating long-lived assets for potential impairment, we make several significant estimates and judgments, including:

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates due to investments in instruments made for non-trading purposes. The interest rate risk relates primarily to our portfolio of short-term investment grade securities. As of March 31, 2003 we did not, nor do we intend to, use derivative financial instruments for speculative trading purposes.

The majority of our sales are denominated in U.S. dollars and take place in North America.

We believe that interest rate risk and foreign currency exchange rate risk are both immaterial to the Company.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of
Atlantic Data Services, Inc:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Atlantic Data Services, Inc. and its subsidiary (the “Company”) at March 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Boston, Massachusetts
May 5, 2003, except for the fourth paragraph of Note 14 for which the date is June 4, 2003

ATLANTIC DATA SERVICES, INC.

Consolidated Balance Sheets
(in thousands, except share data)

	March 31,	March 31,
	2003	2002

Assets
Current assets:
Cash and cash equivalents	$27,329	$15,457
Short-term investments	8,982	16,601
Accounts receivable, net of allowance for doubtful accounts of $275 at March 31, 2003 and $375 at March 31, 2002	2,517	3,170
Tax refund receivable	850	1,764
Prepaid expenses	190	260
Deferred taxes, net	—	1,020

Total current assets	39,868	38,272

Property and equipment, net	177	308
Other assets	196	182

Total assets	$40,241	$38,762

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$350	$455
Accrued expenses and other liabilities	982	2,055
Deferred revenue	443	543
Federal and state income taxes payable	363	—

Total current liabilities	2,138	3,053

Commitments and Contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $.01 par value, 1,000,000 authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 60,000,000 shares authorized, 13,135,457 shares issued and outstanding at March 31, 2003 and 13,151,123 shares issued and 13,039,123 outstanding at March 31, 2002	131	131
Additional paid-in capital	27,635	27,565
Retained earnings	10,337	8,038
Treasury stock (112,000 shares carried at cost at March 31, 2002)	—	(25)

Total stockholders’ equity	38,103	35,709

Total liabilities and stockholders’ equity	$40,241	$38,762

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC DATA SERVICES, INC.

Consolidated Statements of Operations
(in thousands, except per share data)

	Year Ended	Year Ended	Year Ended
	March 31,	March 31,	March 31,
	2003	2002	2001

Revenues	$21,703	$20,419	$34,135
Cost of revenues	12,226	13,537	23,890

Gross profit	9,477	6,882	10,245

Operating expenses:
Sales and marketing	1,645	3,284	4,856
General and administrative	4,976	5,382	6,920
Restructuring expense	—	925	337

Total operating expenses	6,621	9,591	12,113

Income (loss) from operations	2,856	(2,709)	(1,868)
Interest income, net	681	1,041	2,144
Write-down of investment	—	3,000	—

Income (loss) from continuing operations before provision for income taxes	3,537	(4,668)	276
Provision (benefit) for income taxes	1,309	(1,274)	250

Income (loss) from continuing operations	2,228	(3,394)	26
Discontinued operations:
Loss from operations of discontinued business, less applicable income tax benefit of $410	—	797	—
(Income) loss on disposal of business, less applicable income tax (provision) benefit of $(39) and $735, respectively	(71)	1,930	—

Net income (loss)	$2,299	$(6,121)	$26

Earnings (loss) per share from continuing operations:
Basic	$0.17	$(0.26)	$0.00
Diluted	$0.17	$(0.26)	$0.00

Earnings (loss) per share from discontinued operations:
Basic	$0.01	$(0.21)	—
Diluted	$0.01	$(0.21)	—

Earnings (loss) per share from net income:
Basic	$0.18	$(0.47)	$0.00
Diluted	$0.17	$(0.47)	$0.00

Shares used in computing earnings (loss) per share (basic)	13,062	13,028	12,998

Shares used in computing earnings (loss) per share (diluted)	13,253	13,028	13,213

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC DATA SERVICES, INC.

Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)

	Common Stock		Additional		Treasury Stock
			Paid-In	Retained
	Shares	Amount	Capital	Earnings	Shares	Amount	Total

Balance at March 31, 2000	13,087,599	$131	$26,737	$14,133	112,000	$(25)	$40,976
Shares issued under stock plans	47,527	—	163	—	—	—	163
Net income	—	—	—	26	—	—	26

Balance at March 31, 2001	13,135,126	131	26,900	14,159	112,000	(25)	41,165
Shares issued under stock plans	15,997	—	28	—	—	—	28
Warrant issued	—	—	637	—	—	—	637
Net loss	—	—	—	(6,121)	—	—	(6,121)

Balance at March 31, 2002	13,151,123	131	27,565	8,038	112,000	(25)	35,709
Shares issued under stock plans	96,334	1	94	—	—	—	95
Retirement of treasury stock	(112,000)	(1)	(24)	—	(112,000)	25	—
Net income	—	—	—	2,299	—	—	2,299

Balance at March 31, 2003	13,135,457	131	27,635	10,337	—	—	38,103

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC DATA SERVICES, INC.

Consolidated Statements of Cash Flows
(in thousands)

	Year Ended March 31,

	2003	2002	2001

Cash flows from operating activities:
Net income (loss)	$2,299	$(6,121)	$26
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities of continuing operations:
Discontinued operations	(71)	2,727	—
Depreciation of fixed assets	189	334	536
Amortization of investment premiums	86	61	—
Write-down of investment	—	3,000	—
Deferred taxes	967	464	381
Provision for bad debt	(104)	—	—
Change in assets and liabilities (net of effect of acquisition and disposition):
Accounts receivable	753	(80)	2,424
Tax receivable	914	(618)	—
Deferred taxes	—	(1,020)
Prepaid expenses and other assets	56	405	(289)
Accounts payable	(105)	(88)	(219)
Accrued expenses and other liabilities	(1,073)	(1,037)	(1,169)
Deferred revenue	(100)	457	44
Federal and state income taxes payable	363	—	(343)

Net cash provided by (used in) operating activities of continuing operations	4,174	(1,516)	1,391

Cash flows from investing activities:
Purchase of short-term investments	(7,118)	(22,162)	—
Sale of short-term investments	7,015	1,300	—
Maturity of short-term investments	7,801	4,200	—
Long-term investment	—	—	(3,000)
Purchase of property and equipment	(16)	(15)	(246)

Net cash provided by (used in) investing activities of continuing operations	7,682	(16,677)	(3,246)

Cash flows from financing activities:
Proceeds from exercise of stock options under stock option plans	95	28	163

Net cash provided by financing activities of continuing operations	95	28	163

Net cash provided by (used in) continuing operations	11,951	(18,165)	(1,692)
Net cash provided by (used in) discontinued operations	(79)	(3,033)	—

Net increase (decrease) in cash and cash equivalents	11,872	(21,198)	(1,692)
Cash and cash equivalents, beginning of year	15,457	36,655	38,347

Cash and cash equivalents, end of year	$27,329	$15,457	$36,655

Supplemental disclosure of cash flow information:
Cash paid during the year for taxes	$872	$46	$759

Supplemental disclosure of non-cash investing activities:
Acquisition of assets with warrant	$—	$637	$—

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC DATA SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     DESCRIPTION OF BUSINESS

Atlantic Data Services, Inc. (“ADS”), provides information technology (“IT”) strategy consulting and systems integration services to customers exclusively in the financial services industry, primarily banks. The Company offers IT solutions to the business challenges faced by financial services companies through its in-depth financial services experience, technological expertise and project management skills. The Company’s service offerings are organized around four practice areas: Customer Relationship Management (“CRM”), Conversions and Consolidations, IT Strategy and Consulting, and e-Business.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Atlantic Data Services, Inc. and its wholly owned subsidiary, ADS Securities Corp. (collectively the “Company”). All intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity date of three months or less to be cash equivalents.

At March 31, 2003 and 2002, cash equivalents were comprised of money market funds, commercial paper, CDs, municipal bonds and corporate debt totaling approximately $23,678,000 and $14,878,000, respectively, and repurchase agreements totaling approximately $3,651,000 and $288,000, respectively. These investments are subject to minimal credit and market risk.

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

ATLANTIC DATA SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition

The Company primarily derives its revenue by providing consulting services on a time and materials basis and, to a lesser extent, on a fixed price basis. Revenues recognized under fixed price contracts are not material. Under the Company’s consulting arrangements, revenue is recognized as services are performed over the term of the arrangement. Deferred revenue represents cash collected and/or billings in advance of the performance of services. Also included in revenues for the years ended March 31, 2003, 2002 and 2001 are reimbursable contract-related travel and entertainment expenses of $2,734,000, $2,986,000 and $5,777,000, respectively, which are separately billed to customers.

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

Impairment of Long-Lived Assets

On April 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). In accordance with SFAS 144, the Company assesses the potential impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important which could indicate an impairment include significant underperformance relative to historical or projected future operating results, significant changes in the manner of the Company’s use of the acquired asset or the strategy of its overall business and significant negative industry or economic trends. When the Company determines that the carrying value of long-lived assets may not be recoverable, the related estimated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition are compared to the carrying amount of the asset. If the sum of the estimated future cash flows is less than the carrying amount, the Company records an impairment based on the estimated discounted cash flows using a discount rate determined by Company management to be commensurate with the associated risks.

ATLANTIC DATA SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Leases

Leases are recorded as capital or operating leases. Any lease where substantially all of the benefits and risks related to the ownership of the leased asset are transferred to the lessee, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 13, “Accounting for Leases,” is accounted for as if the asset was acquired and as if the obligation were assumed as of the date of the lease. All other leases are recorded as operating leases, whereby the related costs are charged to income on a straight-line basis over the lease term.

Stock-Based Compensation

Proceeds from the exercise of stock options under the Company’s stock plans are credited to common stock at par value and the excess is credited to additional paid-in capital. There are no charges or credits to income for stock options.

The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, in accounting for its stock-based compensation plans. Accordingly, no compensation expense has been recognized for its stock-based compensation plans other than for restricted stock. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation -Transition and Disclosure,” an amendment of FASB Statement No. 123 (SFAS No. 148); therefore, no compensation expense was recognized for the Company’s stock option plans.

Had compensation expense for the Company’s stock option plans been determined based on the fair value at the grant date for awards under these plans, consistent with the methodology prescribed under SFAS No. 148, the Company’s net income and earnings per share would have approximated the pro forma amounts indicated below:

	For the Year Ended

	March 31,	March 31,	March 31,
	2003	2002	2001

	(In thousands, except for per share data)
Reported net income (loss)	$2,299	$(6,121)	$26

Reported basic earnings (loss) per share	.18	(0.47)	0.00
Reported diluted earnings (loss) per share	.17	(0.47)	0.00

Adjustment to compensation expense for stock-based awards, net of tax	(349)	(184)	(3,838)

Pro forma net income (loss)	1,950	(6,305)	(3,812)
Pro forma basic earnings (loss) per share	0.15	(0.48)	(0.29)
Pro forma diluted earnings (loss) per share	0.15	(0.48)	(0.29)

The weighted-average fair value of each stock option granted in 2003, 2002, and 2001 was estimated as $1.05, $1.44 and $3.77, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

ATLANTIC DATA SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the Year Ended

	March 31,	March 31,	March 31,
	2003	2002	2001

Dividend yield	—	—	—
Expected life in years	4 years	4 years	4 years
Dividend rate	—	—	—
Volatility	50%	75%	118%

The risk free interest rate ranged from 2.1% to 2.6% in 2003, 3.6% to 4.7% in 2002, and 4.7% to 6.6% in 2001.

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

Guarantees & Indemnifications

In November 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FIN 34.”

ATLANTIC DATA SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Interpretation requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee. The Interpretation also requires additional disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees it has issued. The accounting requirements for the initial recognition of guarantees became applicable on a prospective basis for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for all guarantees outstanding, regardless of when they were issued or modified as of December 15, 2002. The adoption of FIN 45 did not have a material effect on the Company’s consolidated financial statements. The Company has the following guarantee:

To the extent permitted under Massachusetts law and the Company’s Second Amended and Restated Articles of Organization and to the extent provided for in the Company’s corporate by-laws, the Company will indemnify its officers and directors for certain events or occurrences while the director or officer is or was serving at our request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification obligations is unlimited; however, the Company has a Directors and Officers liability insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid, provided that such insurance policy provides coverage. As these indemnification obligations were in effect prior to December 31, 2002 these obligations were grandfathered under the provisions of FIN 45. Accordingly, the Company has not accrued a liability for these agreements as of March 31, 2003.

Other Recent Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 143, “Accounting for Obligations Associated with the Retirement of Long-Lived Assets.” SFAS No. 143 provides the accounting requirements for retirement obligations associated with tangible long-lived assets. SFAS No. 143 is effective for financial statements for fiscal years beginning after June 15, 2002. The Company does not expect that the adoption of SFAS No. 143 will have a material impact on the Company’s financial statements.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management’s commitment to an exit plan, which is generally before an actual liability has been incurred. This statement is effective for exit or disposal activities initiated after December 31, 2002. The adoption of this statement did not have a material impact on the Company’s financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” which amended SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. It also amends the disclosure provisions to require prominent disclosure, in both annual and interim financial statements, about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. The provisions of SFAS No. 148 are to be applied to financial statements for fiscal years ending after December 15, 2002. Reference is made to the “Stock-Based Compensation” section of Note 2 for disclosure of the Company’s stock-based compensation accounting policies and the effect of those polices on reported net income. The adoption of SFAS No. 148 did not have an impact on the Company’s financial position or results of operations.

ATLANTIC DATA SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In May 2003, the FASB issued SFAS 150, “Accounting For Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS 150”), which establishes standards for how an issuer of financial instruments classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that an issuer classify a financial instrument that is within the scope of SFAS 150 as a liability (or an asset in some circumstances) if, at inception, the monetary value of the obligation is based solely or predominantly on a fixed monetary amount known at inception, variations in something other than the fair value of the issuer’s equity shares or variations inversely related to changes in the fair value of the issuer’s equity shares. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect the adoption of this statement to have a material impact on its financial statements.

3.      PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	Useful Life	March 31,	March 31,
	in Years	2003	2002

		(in thousands)
Computer equipment and software	3-5	$2,140	$2,124
Office furniture and equipment	5-7	677	669
Leasehold improvements	Lease Term	509	509
Building	31.5	183	183

		3,509	3,485
Accumulated depreciation and amortization		(3,332)	(3,177)

		$177	$308

Depreciation and amortization expense relating to fixed assets was $189, $334 and $536 for the years ended March 31, 2003, 2002 and 2001, respectively.

4.      ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

	March 31,	March 31,
	2003	2002

	(in thousands)
Accrued payroll	$302	$652
Accrued medical	26	294
Compensated absences	94	134
Other	560	975

	$982	$2,055

ATLANTIC DATA SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.      INCOME TAXES

Significant components of the provision (benefit) for income taxes from continuing operations are presented below:

	March 31,	March 31,	March 31,
	2003	2002	2001

	(in thousands)
Current:
Federal	$275	$(1,638)	$(37)
State	67	—	106
Deferred:
Federal	967	148	250
State	—	216	(69)

	$1,309	$(1,274)	$250

The reconciliation of the Company’s effective tax rate from continuing operations for the years ended March 31, 2003, 2002 and 2001 is as follows:

	2003	2002	2001

	(in thousands)
Pretax income	$3,537	$(4,668)	$276

Statutory income tax rate	1,203	$(1,587)	$96
State taxes, net of federal benefit	188	(481)	24
Permanent differences	16	35	134
Net valuation allowance	(119)	762	—
Other	21	(3)	(4)

Total provision	$1,309	$(1,274)	$250

The Company’s deferred tax assets are comprised of the following:

	March 31,	March 31,
	2003	2002

	(in thousands)
Allowance for doubtful accounts	$110	$151
Compensated absence accrual	38	54
Depreciation	198	254
Net operating loss carryforward	634	808
Other accruals	182	340
Valuation allowance	(1,162)	(1,607)

	$—	$—

ATLANTIC DATA SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Management continues to evaluate the positive and negative evidence bearing upon the realizability of its deferred tax assets and believes that a full valuation allowance against these assets, which are comprised principally of net operating loss carryforwards and various accruals, is appropriate. The information considered in making this determination includes the amounts and trends of income in prior years and projections of future income in fiscal 2004 and beyond. While the business was profitable in fiscal 2003, management believes that significant uncertainty continues to exist relative to the Company achieving sustained profitability and believes it is more likely then not that the deferred tax asset will not be realizable in the future. Management will continue to reevaluate the positive and negative evidence periodically.

6.     STOCKHOLDERS’ EQUITY

On June 29, 2001, the Company issued a warrant to purchase 300,000 shares of common stock at an exercise price of $5.08 in connection with the EarningsInsights (“EI”) acquisition. Such warrant expires seven years from the date of issuance. The warrant may be exercised in whole or in part during the seven-year exercise period. The warrant was valued as of the issuance date at $637,000 based on the Black-Scholes Option Pricing Model. (For additional information concerning the EI acquisition, please see Note 15.)

7.     STOCK OPTION PLANS

Key Person Stock Plan

In March 1985, the Board of Directors approved the Company’s Key Person Stock Plan (the “Key Person Plan”) and authorized that 560,000 shares of common stock be reserved for issuance under such plan. Under the terms of the Key Person Plan, the Company is authorized to sell shares at the then fair market value of common stock to officers and other key employees of and consultants to the Company. To date, 394,800 have been issued under the Key Person Plan, of which an aggregate 112,000 shares were repurchased by the Company and were held in treasury at March 31, 2002. On October 30, 2002, the Board of Directors voted that any and all shares of any class or series of stock of the Company, including the 112,000 shares of common stock $0.01 par value per share, held in treasury by the Company be restored to the status of authorized but unissued shares of the applicable class or series of such stock. No common stock was issued pursuant to this plan during the years ended March 31, 2003, 2002 and 2001. At March 31, 2003, 165,200 shares of common stock were available for future issuance under the Key Person Plan; however, the Company does not intend to issue additional shares under the Key Person Plan.

Incentive Stock Option Plan

On January 26, 1993, the Board of Directors approved the Company’s 1992 Incentive Stock Option Plan (the “1992 Plan”). Under the terms of the 1992 Plan, the Company is authorized to grant incentive stock options to purchase shares of common stock to officers and other employees of and consultants to the Company. The aggregate number of shares of common stock which may be issued pursuant to the 1992 Plan is 812,000. Vesting is determined by the Board of Directors. All options issued were issued to employees and vested immediately upon issuance. At March 31, 2003, no options were available for future grant under the 1992 Plan.

1997 Stock Plan

In October 1997, the Board of Directors approved the Company’s 1997 Stock Plan (the “Plan”), and authorized that 500,000 shares of common stock be reserved for issuance under such plan. Under the terms of the Plan, the Company is authorized to grant incentive stock options and non-qualified stock options, as well as awards and direct purchases of common stock to employees, consultants, directors and officers of the Company. In March

ATLANTIC DATA SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1998, the Board of Directors voted to amend the Stock Plan to provide, among other things, that the number of shares reserved for issuance under the Stock Plan be increased from 500,000 shares of common stock to 1,500,000 shares of common stock. In March 1999, the Board of Directors voted to increase the authorized number of shares for issuance under the Plan to 3,000,000, which vote was ratified and approved by the Company’s stockholders at the July 28, 1999 Annual Meeting of Stockholders.

1998 Employee Stock Purchase Plan

The 1998 Employee Stock Purchase Plan (the “1998 Plan”) provides for the grant of rights to eligible employees on a semi-annual basis to purchase shares of the Company’s common stock. The 1998 Plan allows eligible employees to purchase up to 500 shares at the lesser of (1) 85% of the average market price of the common stock on the first business day of the Payment Period or (2) 85% of the average market price of the common stock on the last business day of the Payment Period. The participant can contribute up to 10% of total compensation to the 1998 Plan.

Stock Option Activity

The option activity for the years ended March 31, 2003, 2002 and 2001 was as follows:

	2003		2002		2001

		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average
	of	Exercise	of	Exercise	of	Exercise
	Shares	Price	Shares	Price	Shares	Price

Options outstanding at beginning of year	1,658,169	$4.34	2,257,000	$5.08	1,990,625	$5.64
Granted	334,000	2.00	422,000	2.09	1,019,000	4.28
Exercised	(85,000)	0.92	—	—	(26,000)	4.97
Cancelled	(277,918)	3.99	(1,020,831)	5.05	(726,625)	5.39

Outstanding options at end of year	1,629,251	4.09	1,658,169	4.34	2,257,000	5.08

Exercisable at end of year	1,056,293	4.95	1,094,196	4.87	1,085,625	5.47

Available for future grant at end of year	1,474,499	—	1,530,581	—	932,750	—

ATLANTIC DATA SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes stock options outstanding at March 31, 2003:

	Options Outstanding			Options Exercisable

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Price	Outstanding	Life	Price	Exercisable	Price

$0.91	193,000	3.59	$0.91	193,000	$0.91
1.74	144,667	8.74	1.74	40,005	1.74
1.80	92,000	9.55	1.80	500	1.80
1.95	160,000	9.08	1.95	2,500	1.95
2.01	20,000	8.39	2.01	20,000	2.01
2.20	500	8.41	2.20	500	2.20
2.25	19,000	9.39	2.25	—	—
2.34	61,000	9.12	2.34	334	2.34
2.48	30,500	8.33	2.48	10,500	2.48
3.63	30,000	7.18	3.63	—	—
4.13	30,000	6.57	4.13	30,000	4.13
4.25	60,000	4.78	4.25	60,000	4.25
4.69	120,334	7.42	4.69	80,704	4.69
5.05	45,000	7.30	5.05	15,000	5.05
5.06	368,000	5.94	5.06	368,000	5.06
5.25	60,000	7.09	5.25	40,000	5.25
7.13	8,000	6.91	7.13	8,000	7.13
9.00	127,750	4.87	9.00	127,750	9.00
13.00	31,500	5.14	13.00	31,500	13.00
13.44	20,000	5.16	13.44	20,000	13.44
15.00	8,000	5.42	15.00	8,000	15.00

$0.91 – $15.00	1,629,251	6.73	$4.09	1,056,293	$4.95

ATLANTIC DATA SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.      EARNINGS PER SHARE

The following table sets forth per share earnings (loss) for the year ended March 31, 2003 and 2002:

	For the Year Ended

	March 31,	March 31,	March 31,
	2003	2002	2001

Numerator for earnings (loss) per common share and earnings (loss) per common share assuming dilution:
Income (loss) from continuing operations	$2,228,000	$(3,394,319)	$25,511
Income (loss) from discontinued operations	71,000	(2,726,998)	—

Net income (loss)	2,299,000	(6,121,317)	25,511

Denominator:
Denominator for basic earnings (loss) per share – weighted average shares	13,061,826	13,027,949	12,997,765
Effect of dilutive securities:
Employee stock options	191,111	—	215,003

Denominator for diluted earnings (loss) per share – adjusted weighted average shares and assumed conversions	13,252,937	13,027,949	13,212,768

Basic earnings (loss) per share:
Continuing operations	$0.17	$(0.26)	$0.00
Discontinued operations	0.01	(0.21)	—
Net income (loss)	0.18	(0.47)	0.00
Diluted earnings (loss) per share:
Continuing operations	$0.17	$(0.26)	$0.00
Discontinued operations	0.01	(0.21)	—
Net income (loss)	0.17	(0.47)	$0.00

In addition, as of March 31, 2003, 2002 and 2001, there were options outstanding to purchase 908,584, 1,147,169 and 1,782,000 shares, respectively that were anti-dilutive. Such options were not included in the denominator as their effect on earnings (loss) per share would have been antidilutive.

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

ATLANTIC DATA SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s restructuring costs are as follows (in thousands except for employee termination information):

	For the Year Ended

	March 31,	March 31,
	2003	2002

Accrued liability at beginning of year	$43	$50

Charges and other liabilities accrued:
Severance and other employee-related costs	0	835
Other related costs	0	90

	0	925

Costs incurred:
Severance and other employee-related costs	(43)	(853)
Other related costs	0	(79)

	(43)	(932)

Accrued liability at end of year	$0	$43

Cash expenditures	$43	$853
Number of employee terminations due to restructuring plans	—	35

10.     MAJOR CUSTOMERS

The nature of the Company’s business results in the Company deriving significant amounts of revenue from a small number of customers in a particular year. For the year ended March 31, 2003, three customers accounted for 41.7%, 32.5% and 9.0% of the Company’s revenues. At March 31, 2003, these customers accounted for 32.3%, 28.6% and 7.4% of accounts receivable. At March 31, 2002, three customers accounted for 24.7%, 23.8% and 21.6% of the Company’s revenues. At March 31, 2002, these customers accounted for 5.8%, 64.3% and 20.9% of accounts receivable. For the year ended March 31, 2001, two customers accounted for 27.2% and 12.5% of the Company’s revenues.

11.     EMPLOYEE RETIREMENT PLAN

The Company maintains a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code for eligible employees (the “401(k) Plan”). The 401(k) Plan is funded by employee contributions of up to 100% of gross compensation, not to exceed IRS limits, and by discretionary Company contributions. In accordance with the provisions of the 401(k) Plan, employees may make tax-deferred contributions and the Company, at its discretion, may match 50% of employee contributions up to 5% of their earnings. The Company may also elect to make additional contributions to the 401(k) Plan. Company contributions vest over five years of employment. Expense recognized in connection with the 401(k) Plan amounted to $188,574, $239,471 and $357,998 for the years ended March 31, 2003, 2002 and 2001, respectively.

12.     SEGMENT INFORMATION

The Company operates in a single business segment, which offers similar products and services. The Company’s products are similar in nature, providing information technology strategy consulting and systems integration services to customers primarily in the financial services industry, with a primary focus on banks.

ATLANTIC DATA SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.     LONG-TERM INVESTMENT

On September 8, 2000, the Company made a $3 million preferred stock investment, representing a minority interest, in S2 Systems, Inc., a software solution provider in the banking and diversified financial services markets. This investment was stated at cost. During 2001, the Company determined that its investment was permanently impaired and it was written-down to zero.

14.     COMMITMENTS AND CONTINGENCIES

The Company leases its facilities and other equipment under operating leases. Rent expense recognized under these leases during the fiscal years ended March 31, 2003, 2002 and 2001 totaled approximately $648,000, $627,000 and $639,000, respectively.

The Company entered into an agreement to restructure and extend its existing lease agreement. Under the terms of this agreement, the Company will surrender 10,949 square feet on January 1, 2004 and will surrender another 1,540 square feet as of April 1, 2005. This will reduce the Company’s leased square footage from 27,325 to 14,836. Further, the parties have agreed to extend the lease for another five-year term commencing April 1, 2005 and ending March 31, 2010.

After giving effect to the terms of the amended lease agreement discussed above, future minimum lease payments due under all noncancelable operating leases are as follows:

Required Minimum
Payments

(in thousands)
Year ending March 31:
2004	$612
2005	456
2006	300
2007	315
2008	330
Thereafter	705

$2,718

On June 4, 2003, the Company and each of its directors were served with a complaint filed as a purported class action lawsuit in Massachusetts state court by two of the Company’s stockholders on behalf of all other stockholders of the Company. The complaint alleges, among other things, that the Company and its directors have breached or may have breached fiduciary duties owed to the Company’s stockholders in connection with the Company’s May 5, 2003 announcement that it had received from certain of its directors and stockholders a preliminary expression of interest to engage in a going private transaction. The Company believes that the action is without merit and intends to contest it vigorously. The Company does not believe that the outcome of this matter will have a material impact on the Company’s financial position, results of operations or cash flows.

ATLANTIC DATA SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.     BUSINESS COMBINATIONS/DISPOSITION

On June 29, 2001, the Company acquired substantially all of the assets (including the intangibles and goodwill) of Cool Springs Associates, Inc. d/b/a EarningsInsights (“EI”) for $2,000,000 in cash and a warrant to purchase 300,000 shares of the Company’s common stock, valued at approximately $637,000. EI, headquartered in Nashville, Tennessee, was a private company that implemented customer profitability methodologies exclusively licensed to it by First Manhattan Consulting Group, Inc. and incorporated these methodologies into an application service provider-delivered CRM profitability model, offered primarily to mid-tier financial institutions and small banks.

The Company agreed to pay to EI an additional cash payment within 75 days after the end of each twelve-month period ending June 29, 2002, June 29, 2003 and June 29, 2004 equal to 50% of the net income (as defined in the Asset Purchase Agreement dated June 29, 2001 by and among the Company, EI and certain stockholders of EI) recognized by the Company that would be attributable to the operation of the former business of EI by the Company. Such cash payments would not exceed (i) $100,000 for the period ending on June 29, 2002, (ii) $200,000 for the period ending June 29, 2003 and (iii) $300,000 for the period ending on June 29, 2004. The Company did not make any additional cash payments due to the discontinuation of the operations of EI.

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

On March 29, 2002, the Company announced its decision to discontinue the operations of EI. Consequently, the Company incurred a charge of $1.9 million, net of an income tax benefit of $735, 000, relating to the write-off of EI long-lived assets and an accrual for estimated losses during the phase-out period. The disposition of the EI operation represents the disposal of a business segment under APB No. 30. Accordingly, results of this operation have been classified as discontinued, and interim quarterly periods have been restated. For the fiscal year ended March 31, 2002, EI incurred a $797,000 loss, net of an income tax benefit of $410,000.

The closing of EI resulted in the termination of four employees. Revenue relating to the discontinued business was $90,000 during fiscal 2002. All long-lived assets were written-off except for various computer equipment, which was appraised and written down to its estimated net realizable value. The Company did not make any additional cash payments as defined in the Asset Purchase Agreement dated June 29, 2001 due to the discontinuation of the operations of EI.

ATLANTIC DATA SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.      PROPOSED TRANSACTION

On May 5, 2003, the Company announced that it received a preliminary expression of interest to engage in a going private transaction from a group consisting of two current members of management who are also Directors of the Company, one of its outside Directors and an entity affiliated with one of its outside Directors (collectively, the “Principals”). The Board of Directors has appointed an Independent Committee of the Board to consider the proposal and enter into negotiations with the Principals regarding the proposal.

Reference is made to Note 14 for additional information with respect to a complaint filed in Massachusetts state court against the Company and its directors related to the aforementioned going private transaction.

17.      SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table presents unaudited quarterly financial information for the years ended March 31, 2003 and 2002 (in thousands, except per share data):

	For the Quarters Ended

	June 30,	September 30,	December 31,	March 31,
	2002	2002	2002	2003

Revenue	$6,935	$5,886	$4,171	$4,710
Gross margin	3,159	2,752	1,656	1,911
Income from operations	1,079	1,383	57	338
Income from continuing Operations	810	964	139	495
Net income	858	980	139	322
Earnings per share from continuing operations:
Basic	$0.06	$0.07	$0.01	$0.02
Diluted	0.06	0.07	0.01	0.02
Earnings per share from discontinued operations:
Basic	0.01	0.00	0.00	0.00
Diluted	0.00	0.00	0.00	0.00
Earnings per share from net income:
Basic	0.07	0.08	0.01	0.02
Diluted	0.06	0.07	0.01	0.02

ATLANTIC DATA SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the Quarters Ended

	June 30,	September 30,	December 31,	March 31,
	2001	2001	2001	2002

Revenue	$4,554	$5,150	$4,934	$5,781
Gross margin	797	1,726	1,843	2,516
Income (loss) from operations	(2,709)	(445)	29	416
Income (loss) from continuing Operations	(2,723)	(3,146)	227	2,248
Net income (loss)	(2,723)	(3,643)	(165)	410
Earnings (loss) per share from continuing operations:
Basic	$(0.21)	$(0.24)	$0.02	$0.17
Diluted	(0.21)	(0.24)	0.02	0.17
Earnings (loss) per share from discontinued operations:
Basic	0.00	(0.04)	(0.03)	(0.14)
Diluted	0.00	(0.04)	(0.03)	(0.14)
Earnings (loss) per share from net income:
Basic	(0.21)	(0.28)	(0.01)	0.03
Diluted	(0.21)	(0.28)	(0.01)	0.03

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

The following schedule shows the allowance for doubtful accounts for the years ended March 31, 2001, 2002 and 2003 (in thousands):

		Charged	Charged to
	Balance at	(Credited) to	Other	Balance at
Allowance	Beginning	Cost and	Accounts –	End of
for Doubtful Accounts	of Period	Expenses	Write-Offs	Period

Year Ended March 31, 2001	$650	$7	$282	$375
Year Ended March 31, 2002	375	(46)	46	375
Year Ended March 31, 2003	375	(104)	4	275

ITEM 9:	CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

PART III

ITEM 10:      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Occupations of Directors and Executive Officers

The following table sets forth the directors and executive officers of the Company, their ages and current positions with the Company:

Name	Age	Position

Robert W. Howe	56	Chief Executive Officer and Chairman of the Board

William H. Gallagher	55	President, Chief Operating Officer, Assistant Clerk and Director

Paul K. McGrath	57	Senior Vice President, Finance and Administration, Chief Financial Officer, Treasurer and Clerk

Peter A. Cahill	49	Executive Vice President, Strategic Development

Erik C. Golz	42	Senior Vice President, Professional Services

Thomas P. McCarthy	38	Senior Vice President, Director, Business Development

Isaac H. Naar	59	Senior Vice President, People Department

David C. Hodgson (1) (2)	46	Director

Lee M. Kennedy (1)	69	Director

George F. Raymond (2)	66	Director

Richard D. Driscoll (1)	72	Director

(1)	Member of Audit Committee.

(2)	Member of Compensation Committee.

Robert W. Howe has been Chief Executive Officer and Chairman of the Board of Directors of the Company since January 1994 and a Director since March 1980. From March 1980 to January 1994, Mr. Howe served as President of the Company, and he served as Treasurer of the Company from March 1980 to July 1991. Prior to forming the Company in March 1980 with Mr. Gallagher, Mr. Howe served as Executive Vice President of Savings Management Computer Corporation, a bank service bureau. Mr. Howe is also a director of Cognizant Technology Solutions and the chairman of the board of trustees of Boston College High School. Mr. Howe received his B.A. from Boston College.

William H. Gallagher has been President and Chief Operating Officer of the Company since January 1994 and a Director since March 1980. From March 1980 to January 1994, Mr. Gallagher served as Executive Vice President and Clerk of the Company. Prior to forming the Company in March 1980 with Mr. Howe, Mr. Gallagher served as Vice President of Savings Management Computer Corporation, a bank service bureau. Mr. Gallagher is also a member of the board of directors at the Holy Family School. Mr. Gallagher attended Harvard University Extension School.

Paul K. McGrath has been Senior Vice President, Finance and Administration, and Chief Financial Officer of the Company since January 1998 and Treasurer and Clerk since October 1998. Prior to joining the Company,

Mr. McGrath served as Vice President, Chief Financial Officer and Treasurer of Pivot point, Inc., an enterprise resource planning software company, from December 1995 to January 1998. From April 1990 to January 1995, Mr. McGrath served as Vice President, Chief Financial Officer and Treasurer of Bachman Information Systems, Inc., a public software company in the computer aided software engineering industry. Mr. McGrath is a Certified Public Accountant and received his M.S. from Northeastern University and his B.A. from St. Anselm College.

Peter A. Cahill has been Executive Vice President, Strategic Development since April 2002 and he served as Executive Vice President, Business Development from October 2000 to March 2002. Prior to his transition into Business Development, Mr. Cahill served as Executive Vice President and Director of Operations of the Company from October 1995 to October 2000. From April 1992 to October 1995, Mr. Cahill served as Senior Vice President of Operations of the Company, and from April 1989 to April 1992, Mr. Cahill served as Vice President of Operations. Mr. Cahill also served in a number of technical positions at the Company from April 1980 to April 1989. Prior to joining the Company in April 1980, Mr. Cahill served as Senior Technician at Savings Management Computer Corporation, a bank service bureau. Mr. Cahill attended Bridgewater State College.

Erik C. Golz has been Senior Vice President, Professional Services since joining the Company in May 2000. Prior to joining the Company, Mr. Golz was Executive Vice President of the Financial Services Division at Logica, Inc., a London-based international computer consultancy and systems integration company from May 1998 to April 2000. From May 1996 to May 1998, Mr. Golz was a Client Partner at AT&T Solutions, a networking professional services firm and a part of AT&T. From February 1994 to April 1996, Mr. Golz was a Senior Manager with AT Kearney/EDS, a consulting company, and from July 1992 to December 1994, Mr. Golz was Vice President, Business Development at First Data Corporation/The Shareholder Services Group, a payment services and information processing company. Mr. Golz received his B.A. in Marketing from Northeastern University.

Thomas P. McCarthy has been Senior Vice President, Director of Business Development since May 2002 and was Vice President, Business Development from July 2000 to April 2002. Prior to joining the Company, Mr. McCarthy was a business development manager for Logica, Inc. a London-based international computer consultancy and systems integration company and an account executive with Lucent Technologies, a telecommunications technology and equipment company. Mr. McCarthy earned his Masters of Business Administration from the Sawyer School of Management at Suffolk University and his Bachelor of Arts degree from the University of Massachusetts.

Isaac H. Naar joined the Company in 1992 as Director of Recruiting, and has since assumed responsibility for all People Department functions. Prior to joining ADS, Mr. Naar was a Partner with an executive search and technical recruiting firm in the greater Boston area, servicing the high technology community. Mr. Naar began his career in real-time computing, where he was last the Director of Customer Engineering for MODCOMP, a designer and manufacturer of minicomputers for the scientific and process control marketplace. A graduate of Nova University, Mr. Naar earned his Bachelor of Science degree in Business Administration.

David C. Hodgson has been a director of the Company since July 1988. He is a managing member of General Atlantic Partners, LLC, a private equity investment firm that invests in information technology, media, and communications companies on a global basis, and has been with General Atlantic since 1982. Mr. Hodgson serves as a director of ProBusiness Services, Inc., a payroll and HR services outsourcing company; S1 Corporation, a provider of Internet-based financial services solutions; Pinnacor Inc., a developer of proprietary technology for the aggregation and distribution of digital content over the Internet; and Creditek LLC, a provider of finance and accounting outsourcing services. Mr. Hodgson holds an A.B. degree from Dartmouth College and an M.B.A. degree from Stanford University.

Lee M. Kennedy has been a director of the Company since March 1980. Mr. Kennedy served as President of Lee Kennedy Co., Inc., a general contracting company, from February 1978 until July 1995, as Chairman and Chief

Executive Officer from August 1995 to April 2002 and has been Chairman since May 2002. Mr. Kennedy attended Curry College and the Boston Architectural Center.

George F. Raymond has been a director of the Company since April 1991. Mr. Raymond retired as the President and Founder of Automatic Business Centers, Inc. in 1990. Mr. Raymond is also a director of BMC Software, Inc., Concord EFS Inc., Emtec, Inc. and DocuCorp International, Inc. Mr. Raymond received his B.A. from the University of Massachusetts, and is a Certified Public Accountant.

Richard D. Driscoll has been a director of the Company since February 1998. Mr. Driscoll served as President and Chief Executive Officer of the Massachusetts Bankers Association from November 1990 to January 1997. From April 1987 to January 1990, Mr. Driscoll served as the Chairman and Chief Executive Officer of The Bank of New England, N.A. Mr. Driscoll is also a director of Hillview Investment Trust and the Massachusetts Business Development Corporation. Mr. Driscoll received his M.B.A. from Harvard Business School and his A.B. from Boston College.

Executive officers of the Company are elected on an annual basis by the Board of Directors to serve at the pleasure of the Board of Directors and until their successors have been duly elected and qualified.

16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers and directors, and holders of more than 10% of the Company’s Common Stock (collectively, the “Reporting Persons”) to file with the Securities and Exchange Commission (the “Commission”) initial reports of ownership and reports of changes in ownership of Common Stock of the Company. Such persons are required by regulations of the Commission to furnish the Company with copies of all such filings. Based solely on its review of the copies of such filings received by it with respect to the period ended March 31, 2003, the Company believes that all Reporting Persons complied with Section 16(a) filing requirements in the fiscal year ended March 31, 2003.

ITEM 11:      EXECUTIVE COMPENSATION

Executive Compensation Summary

The following table sets forth the annual and long-term compensation of the Company’s Chief Executive Officer and each of the Company’s four other most highly compensated executive officers (collectively, the “Named Executive Officers”) for fiscal years ended March 31, 2003, 2002 and 2001.

SUMMARY COMPENSATION TABLE

						Long-Term
						Compensation

	Annual Compensation(1)					Awards

				Other		Securities	All
				Annual		Underlying	Other
				Compensation		Options(2)	Compensation
Name and Principal Position	Year	Salary($)	Bonus($)	($)(1)		(# of Shares)	($)(3)

Robert W. Howe	2003	$350,000	$25,975	$83,623	(4)	—	$2,636
Chief Executive Officer and	2002	350,000	26,250	91,952	(4)	—	3,697
Chairman of the Board	2001	350,000	61,250	87,195	(4)	—	5,250
William H. Gallagher	2003	350,000	25,975	87,713	(4)	—	5,500
President and Chief Operating	2002	350,000	26,250	91,049	(4)	—	4,885
Officer	2001	350,000	61,250	96,661	(4)	—	5,250
Paul K. McGrath	2003	200,000	14,843	—		30,000 (5)	4,625
Senior Vice President, Finance	2002	200,000	15,000	—		—	5,250
and Administration, and Chief	2001	200,000	35,000	—		—	5,240
Financial Officer
Peter A. Cahill	2003	260,000	19,295	—		30,000 (5)	4,281
Executive Vice President,	2002	260,000	19,500	—		—	4,875
Strategic Development	2001	260,000	45,500	—		—	4,812
Erik C. Golz	2003	200,000	14,843	—		60,000 (5)	2,825
Senior Vice President,	2002	200,000	15,000	—		90,000 (5)	2,815
Professional Services	2001	189,000	44,219	—		60,000 (5)	3,905

(1)	In accordance with the rules of the Securities and Exchange Commission, other compensation in the form of perquisites and other personal benefits, securities or property has been omitted for certain Named Executive Officers because such perquisites and other personal benefits, securities or property constituted in the aggregate less than the lesser of $50,000 or 10% of such persons’ salary and bonus shown in the table. Bonuses are reported in the fiscal year earned, even if paid in a subsequent fiscal year.

(2)	The Company did not grant any restricted stock awards or stock appreciation rights or make any long term incentive plan payouts to the Named Executive Officers during the fiscal years ended March 31, 2003, 2002 and 2001.

(3)	Represents matching contributions paid by the Company on behalf of the Named Executive Officers under the Company’s 401(k) Plan.

(4)	The Company provides a leased vehicle and automobile insurance to Messrs. Howe and Gallagher. The total cost to the Company for the automobile lease and insurance in fiscal years 2003, 2002 and 2001 was $21,205, $17,468 and $17,178, respectively, for Mr. Howe and $17,094, $15,626 and $22,197, respectively, for Mr. Gallagher. The Company pays for certain financial consulting, legal and tax services on behalf of Messrs. Howe and Gallagher. The total amount paid by the Company during fiscal years 2003, 2002 and 2001 was $6,706, $6,813 and $20,573, respectively, for Mr. Howe and $8,602, $6,813 and $14,813, respectively, for Mr. Gallagher. Further, the Company has paid federal taxes on behalf of Messrs. Howe and Gallagher. The total taxes paid by the Company during fiscal years 2003, 2002 and 2001 was $37,331, $41,050 and $38,924, respectively, for Mr. Howe and $39,159, $40,616 and $43,149, respectively, for Mr. Gallagher.

(5)	Granted pursuant to the Company’s Amended and Restated 1997 Stock Plan.

Option Grants in Last Fiscal Year

The following table sets forth certain information concerning grants of stock options pursuant to the Company’s Amended and Restated 1997 Stock Plan to the Named Executive Officers during the fiscal year ended March 31, 2003.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

Individual Grants

Potential Realizable
		Percent			Value at Assumed
	Number of	of Total			Annual Rates of Stock
	Securities	Options/SARs			Price Appreciation
	Underlying	Granted to	Exercise or		for Option Term (2)
	Options/SARs	Employees in	Base Price	Expiration
Name	Granted (#)	Fiscal Year	($/Share)(1)	Date	5% ($)	10% ($)

Robert W. Howe	—	—	—	—	—	—
William H. Gallagher	—	—	—	—	—	—
Paul K. McGrath	30,000	9.0%	$1.9500	5/1/12	$36,790	$93,234
Peter A. Cahill	30,000	9.0%	$1.9500	5/1/12	$36,790	$93,234
Erik Golz	60,000	18.0%	$1.9500	5/1/12	$73,581	$186,468

(1)	The exercise price per share of each option was determined by the Board of Directors to be equal to the fair market value per share of Common Stock on the date of grant. These options have a term of ten years from date of grant.

(2)	Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based on assumed rates of stock price appreciation of 5% and 10% compounded annually from the date the respective options were granted to their expiration date. These assumptions are not intended to forecast future appreciation of the Company’s stock price. The potential realizable value computation does not take into account federal or state income tax consequences of option exercises or sales of appreciated stock. This table does not take into account any appreciation in the price of the Common Stock since the date of grant.

Aggregate Option Exercises and Year-End Values

The following table sets forth certain information with respect to any options exercised in fiscal year 2003 by the Named Executive Officers, the value realized upon such exercises (if any), and the value of options held by such officers at the fiscal year end based upon the closing price of the Company’s Common Stock on March 31, 2003.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
AND FISCAL YEAR END OPTION/SAR VALUES

	Number of Securities		Value of Unexercised,
	Underlying Unexercised		In-the-Money
	Options/SARs		Options at
	at Fiscal Year End		Fiscal Year End ($)(1)

Name	Exercisable	Unexercisable	Exercisable	Unexercisable

Robert W. Howe	—	—	—	—
William H. Gallagher	—	—	—	—
Paul K. McGrath	120,000	30,000	N/A	$18,000
Peter A. Cahill	273,000	30,000	$316,520	$18,000
Erik C. Golz	70,000	140,000	$24,300	$84,600

(1)	Amounts calculated by subtracting the exercise price of the options from the fair market value of the underlying Common Stock as quoted on The NASDAQ National Market of $2.5500 per share on March 31, 2003, multiplied by the number of shares underlying the options, and do not reflect amounts that may be actually received by the Named Executive Officers upon exercise of options.

Employment Arrangements

The Company has entered into employment agreements (the “Agreements”) with each of its Named Executive Officers. The Agreements set forth the base salaries of each such executive officer and such officer’s entitlement to participate in the Company’s standard benefits package generally available for all other officers of the Company similarly situated. Generally, these officers are entitled to a cash severance payment upon termination by the Company of their employment without “cause” or upon termination by the officer of his employment for any reason following a “change of control” (as defined in the Agreements). Such severance payment is equal to 12 months’ salary at the officer’s then current base rate, payable in the same manner as such salary was payable during the period of such employee’s employment. In addition, upon a change of control where the executive officer is not offered employment by the acquiring company in a comparable position at a comparable salary or the executive officer is terminated without “cause” within twelve months of such “change of control”, the Company is obligated to continue the employee’s health benefits for a 12-month period from the date of such change of control.

The Agreements also include certain restrictive covenants for the benefit of the Company relating to non-disclosure by the officer of the Company’s confidential business information and the Company’s right to inventions and technical improvements made by the officer. The Agreements also contain a provision prohibiting the officer from soliciting employees or customers of the Company for a period of two years after any termination of the officer’s employment.

Compensation Committee Report on Executive Compensation

This report is submitted by the Compensation Committee. The Compensation Committee during fiscal year 2003 was comprised of Messrs. Raymond and Hodgson, both of whom are non-employee directors. Pursuant to authority delegated by the Board of Directors, the Compensation Committee is responsible for reviewing and administering the Company’s stock plans and reviewing and approving compensation matters concerning the executive officers, employees and consultants of the Company.

Overview and Philosophy. The Company uses its compensation program to achieve the following objectives:

•	To provide compensation that attracts, motivates and retains the talented, high caliber officers and employees to achieve the Company’s strategic objectives, as determined by the Board of Directors.

•	To align the interest of officers with the success of the Company.

•	To align the interest of officers with stockholders by including long-term equity incentives.

•	To increase the long-term profitability of the Company and, accordingly, increase stockholder value.

Compensation under the executive compensation program is comprised of cash compensation in the form of base salary, annual cash incentive bonuses, and long-term incentive awards in the form of stock option grants. It is the Compensation Committee’s objective to have a portion of each officer’s cash compensation contingent upon the achievement of specific predetermined corporate objectives. In addition, the compensation program includes various other benefits, including medical and insurance plans, the Company’s 401(k) Plan, and the 1998 Employee Stock Purchase Plan, which plans are generally available to all employees of the Company.

The principal factors which the Compensation Committee considered with respect to each officer’s compensation package for the fiscal year ended March 31, 2003 are summarized below. The Compensation Committee may, however, in its discretion, apply different or additional factors in making decisions with respect to executive compensation in future years.

Base Salary. Compensation levels for each of the Company’s officers, including the Chief Executive Officer, are generally set within the range of salaries that the Compensation Committee believes are paid to officers with comparable qualifications, experience and responsibilities at similar companies. In setting compensation levels, the Compensation Committee takes into account such factors as (i) the Company’s past performance and future expectations, (ii) individual performance and experience and (iii) past salary levels. The Compensation Committee does not assign relative weights or rankings to these factors, but instead makes a determination based upon the consideration of all of these factors as well as the progress made with respect to the Company’s long-term goals and strategies.

Fiscal 2003 base salaries were determined by the Compensation Committee after considering the base salary level of the officers in prior years, and taking into account for each officer the amount of base salary as a component of total compensation. Base salary, while reviewed annually, is only adjusted as deemed necessary by the Compensation Committee in determining total compensation for each officer. Base salary levels for each of the Company’s officers, other than the Chief Executive Officer, were also based in part upon evaluations and recommendations made by the Chief Executive Officer.

Bonus Compensation. For fiscal 2003, performance objectives were set on a quarterly basis. Bonus compensation for executives is based on the Company’s achievement of predetermined corporate objectives.

Long-Term Incentive Compensation. The Compensation Committee believes that stock option participation aligns officers’ interests with those of the stockholders. In addition, the Compensation Committee believes that equity ownership by officers helps to balance the short-term focus of annual incentive compensation with a longer-term view and may help to retain key executive officers. Long-term incentive compensation, in the form of stock options, allows the officers to share in any appreciation in the value of the Company’s Common Stock. The Committee generally grants options that become exercisable over a four-year period as a means of encouraging executives to remain with the Company and promote its success. The Company has also granted options which vest in equal annual installments over three years. In certain cases, the Committee has provided that the vesting schedule of certain options granted to officers may be accelerated upon the achievement by the officer or the Company of certain performance goals. In general, the Compensation Committee awards executives of the Company stock options with exercise prices equal to the market price of the Common Stock on the date of grant. As a result, executives will benefit from these stock option grants only to the extent that the price of the Company’s Common Stock increases and the Company’s stockholders have also benefited.

When establishing stock option grant levels, the Compensation Committee considers general corporate performance, the Chief Executive Officer’s recommendations, level of seniority and experience, existing levels of stock ownership, previous grants of stock options, vesting schedules of outstanding options and the current stock price.

It is the standard policy of the Company to make an initial stock option grant to executive officers at the time they commence employment consistent with the number of options granted to executive officers within and without the industry at similar levels of seniority. In addition, the Compensation Committee may from time-to-time make performance-based grants as it deems appropriate. In making such performance-based grants, the Compensation Committee considers individual contributions to the Company’s financial, operational and strategic objectives.

While it has been the philosophy of the Compensation Committee to grant options to the executive officers, Messrs. Howe and Gallagher have not received equity compensation due to their levels of stock ownership.

Other Benefits. The Company also has various broad-based employee benefit plans. Executive officers participate in these plans on the same terms as eligible, non-executive employees, subject to any legal limits on the amounts that may be contributed or paid to executive officers under these plans. The Company offers a stock purchase plan, under which employees may purchase Common Stock at a discount, and a 401(k) plan, which allows employees to invest in a wide array of funds on a pre-tax basis. The Company also maintains insurance and other benefit plans for its employees, including executive officers of the Company.

Chief Executive Officer Compensation. For the fiscal years ended March 31, 2003 and 2002, the Company’s Chief Executive Officer, Robert W. Howe, received a base salary of $350,000. The base salary is believed by the Committee to be consistent with the range of salary levels received by executives in a similar capacity in companies of comparable size and stage of development. Mr. Howe received bonus compensation of $25,975, which was awarded to set Mr. Howe’s total compensation package at a level commensurate with that of other executives in an equivalent position, with an equivalent level of responsibility, experience and importance to the Company.

Deductibility of Executive Compensation. In general, under Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), the Company cannot deduct, for federal income tax purposes, compensation in excess of $1,000,000 paid to any of the Named Executive Officers. This deduction limitation does not apply, however, to compensation that constitutes “qualified performance-based compensation” within the meaning of Section 162(m) of the Code and the regulations promulgated thereunder. The Company has considered the limitations on deductions imposed by Section 162(m) of the Code, and it is the Company’s present intention that, for so long as it is consistent with its overall compensation objectives, substantially all tax deductions attributable to executive compensation will not be subject to the deduction limitations of Section 162(m) of the Code.

Respectfully Submitted by the Compensation Committee:

George F. Raymond David C. Hodgson

Compensation Committee Interlocks and Insider Participation

Messrs. Raymond and Hodgson, both non-employee directors, comprise the Compensation Committee of the Board of Directors. No person who served as a member of the Compensation Committee, during the fiscal year ended March 31, 2003, was an officer or employee of the Company, or was formerly an officer of the Company.

As stated above, on May 5, 2003, the Company received a preliminary expression of interest to engage in a going private transaction from a group consisting of two current members of management who are also Directors of the Company, one outside Director and another entity affiliated with one of our outside Directors (collectively, the “Principals”). Mr. Hodgson is a managing member of General Atlantic Partners, LLC, one of the Principals. The Board of Directors has appointed an Independent Committee of the Board (the “Committee”) to consider the proposal and enter into negotiations with the Principals regarding the proposal. Mr. Raymond is a member of the Committee (along with Mr. Driscoll) and will receive a compensation of $1,000 per meeting of the Committee plus expenses.

Except for Messrs. Howe and Gallagher, no officer of the Company served as a member of the compensation committee (or other committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served as a director of the Company. Messrs. Howe and Gallagher each currently serves as a director on the board of directors of Lee Kennedy Co., Inc., of which Mr. Kennedy is Chairman.

Compensation of Directors

Directors who are not employees of the Company, who currently consist of Messrs. Kennedy, Hodgson, Raymond and Driscoll, receive an annual retainer fee of $10,000 and a fee of $750 (per meeting) for attending regular meetings of the Board of Directors and for meetings of any committees of the Board of Directors on which they serve, if such meetings are held separately. Directors are also reimbursed for reasonable out-of-pocket expenses incurred in attending such meetings. Outside Directors are also eligible for participation in the Amended and Restated 1997 Stock Plan.

Stock Performance Graph

The following graph compares the percentage change in the cumulative total stockholder return on the Company’s Common Stock during the period from the Company’s initial public offering on May 21, 1998 through March 31, 2003, with the cumulative total return of the NASDAQ Market Index and an SIC Index that includes organizations in the Company’s Standard Industrial Classification code number 7374, Services — Computer Processing & Data Preparation (“SIC Index”). The comparison assumes $100 was invested on May 21, 1998 at the $13.00 initial offering price in the Company’s Common Stock and in each of the foregoing indices and assumes dividends, if any, were reinvested.

Comparison of Cumulative Total Return Among Atlantic Data Services, Inc.,
NASDAQ Market Index and SIC Index(1)(2)

	5/22/1998	3/31/1999	3/31/2000	3/31/2001	3/31/2002	3/31/2003

Atlantic Data Services, Inc.	100.00	31.86	86.27	20.59	17.64	20.00
SIC Index	100.00	291.98	184.50	29.54	28.90	20.64
NASDAQ Market Index	100.00	139.69	257.24	105.88	107.20	78.62

(1)	Prior to May 21, 1998 the Company’s Common Stock was not publicly traded. Comparative data is provided only for the period since that date. This graph is not “soliciting material,” is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference in any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

(2)	The stock price information shown on the graph is not necessarily indicative of future price performance. Information used on the graph was obtained from Media General Financial Services, a source believed to be reliable, but the Company is not responsible for any errors or omissions in such information.

ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Please see ITEM 5 for information required by Item 201(d) of Regulation S-K.

The following table sets forth as of March 31, 2003 (i) the name of each person who is known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock; (ii) the name of each director of the Company; (iii) the name of each executive officer of the Company named in the Summary Compensation Table set forth above; and (iv) the number of shares beneficially owned by each such person and all directors and executive officers of the Company as a group and the percentage of the outstanding shares represented thereby.

	Amount and
	Nature
	of Beneficial	Percent of
Name and Address of Beneficial Owner (1)	Ownership(2)	Class(3)

Principal Stockholders:
General Atlantic Partners, LLC (4)(13)	3,125,080	23.8%
c/o General Atlantic Service Corporation, 3 Pickwick Plaza, Greenwich, CT 06830
Named Officers:
Robert W. Howe (5)(13)	2,152,800	16.4
William H. Gallagher (6)(13)	2,227,800	17.0
Paul K. McGrath (7)	150,000	1.1
Peter A. Cahill (8)	469,000	3.5
Erik Golz (9)	93,000	*
Directors:
David C. Hodgson (4)(10)(13)	3,130,080	23.8
Lee M. Kennedy (10)(11)(13)	1,005,000	7.6
George F. Raymond (10)	47,000	*
Richard D. Driscoll (10)	25,000	*
All directors and executive officers as a group (11 persons)(12)	9,416,680	68.7%

* Less than one percent of the outstanding Common Stock.

(1)	Unless otherwise indicated, the address for each beneficial owner is c/o Atlantic Data Services, Inc., One Batterymarch Park, Quincy, MA 02169.

(2)	The persons named in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them, except as noted in the footnotes below.

(3)	Applicable percentage ownership as of the Record Date is based upon 13,135,457 shares of Common Stock outstanding. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (the “Commission”) and includes voting and investment power with respect to shares. Shares of Common Stock subject to options currently exercisable or exercisable within 60 days after the Record Date (“presently exercisable stock options”) are deemed outstanding for computing the percentage ownership of the person holding such options, but are not deemed outstanding for computing the percentage ownership of any other person.

(4)	Consists of 3,104,080 shares of Common Stock owned by General Atlantic Partners II, L.P. (“GAP II”) and 21,000 shares of Common Stock owned by GAP Co-investment Partners, L.P. (“GAPCO”). The general partner of GAP II is General Atlantic Partners, LLC (“GAP LLC”), and the managing members of GAP LLC are also the general partners of GAPCO. David C. Hodgson is a managing member of GAP LLC and a general partner of GAPCO. GAP II, GAP LLC and GAPCO are a “group” within the meaning of Rule 13d-5 of the Securities Exchange Act of 1934, as amended. Mr. Hodgson disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein. The address of GAP II, GAP LLC, GAPCO and Mr. Hodgson is c/o General Atlantic Service Corporation, 3 Pickwick Plaza, Greenwich, Connecticut 06830.

(5)	Includes 147,330 shares held by the Howe Family Limited Partnership (the “Howe FLP”). Mr. Howe disclaims beneficial ownership of these shares except to the extent of his proportionate pecuniary interest therein, which interest is a 1% general partnership interest. Also includes an additional 174,677 shares (the “Howe GRAT Shares”) held of record by the Robert W. Howe 2001 Grantor Retained Annuity Trust, of which Mr. Howe is the Trustee.

(6)	Includes 223,860 shares held by the Gallagher Family Limited Partnership. Mr. Gallagher disclaims beneficial ownership of these shares except to the extent of his proportionate pecuniary interest therein, which interest is a 1% general partnership interest. Also includes an additional 216,281 shares (the “Gallagher GRAT Shares”) held of record by the William H. Gallagher 2001 Grantor Retained Annuity Trust, of which Mr. Gallagher is the Trustee.

(7)	Includes 120,000 shares of Common Stock issuable upon exercise of presently exercisable stock options granted pursuant to the Company’s Amended and Restated 1997 Incentive Stock Option Plan (the “1997 Plan”).

(8)	Includes 193,000 shares of Common Stock issuable upon exercise of presently exercisable stock options granted pursuant to the Company’s Amended and Restated 1992 Incentive Stock Option Plan and 80,000 shares of Common Stock issuable upon exercise of presently exercisable stock options granted pursuant to the 1997 Plan. Also includes 100,000 shares held by the Peter and Andrea Cahill Family Limited Partnership. Mr. Cahill has shared voting and investment power with his spouse with respect to such shares. Mr. Cahill disclaims beneficial ownership of such shares except to the extent of his proportionate pecuniary interest therein, which interest is a 1% general partnership interest held by each of Mr. Cahill and his spouse.

(9)	Includes 90,000 shares of Common Stock issuable upon exercise of presently exercisable stock options granted pursuant to the 1997 Plan.

(10)	Includes 5,000 shares of Common Stock issuable upon exercise of presently exercisable stock options granted pursuant to the 1997 Plan.

(11)	Does not include 20,000 shares held by Mary Elizabeth Kennedy and Jennifer C. Snyder, and their successors, as Trustees of the Lee M. Kennedy 1997 Irrevocable Trust f/b/o Eugene Kennedy dated November 6, 1997; 20,000 shares held by Mary Elizabeth Kennedy and Jennifer C. Snyder, and their successors, as Trustees of the Lee M. Kennedy 1997 Irrevocable Trust f/b/o Lee Michael Kennedy dated November 6, 1997; and 20,000 shares held by Mary Elizabeth Kennedy and Jennifer C. Snyder, and their successors, as Trustees of the Lee M. Kennedy 1997 Irrevocable Trust f/b/o Shaila Kennedy dated November 6, 1997.

(12)	Includes 503,000 shares of Common Stock issuable upon exercise of presently exercisable stock options granted pursuant to the 1997 (see footnotes 7, 8, 9, 10, and 11) and an additional 75,000 shares of Common Stock issuable upon exercise of presently exercisable stock options issued to the remaining Executive Officers.

(13)	These beneficial owners may be deemed a “group,” within the meaning of Section 13(d)(3) of the Exchange Act, with respect to the proposed transaction described in Items 3 and 7. Except as expressly set forth herein or set forth in the Schedule 13D filed by Messrs. Howe, Gallagher and Kennedy on May 9, 2003 (SEC File No. 005-54161) and the Schedule 13D/A filed by GAP II, GAPCO, GAP LLC on May 6, 2003 (SEC File No. 005-54161), each such beneficial owner disclaims beneficial ownership of the shares of Common Stock beneficially owned by any other member of the group or any other person.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As stated above, on May 5, 2003, the Company received a preliminary expression of interest to engage in a going private transaction from a group consisting of two current members of management who are also Directors of the Company , one outside Director and another entity affiliated with one of our outside Directors (collectively, the “Principals”). Mr. Hodgson is a managing member of General Atlantic Partners, LLC, one of the Principals. The Board of Directors has appointed an Independent Committee of the Board (the “Committee”) to consider the proposal and enter into negotiations with the Principals regarding the proposal. Mr. Raymond and Mr. Driscoll are members of the Committee and will receive a compensation of $1,000 per meeting of the Committee plus expenses.

The Company has contracted with the J. Barry Driscoll Insurance Agency for insurance coverage for certain of the Company’s corporate policies. J. Barry Driscoll, the Chairman of the Board of Directors of J. Barry Driscoll Insurance Agency, is the brother of Richard D. Driscoll, a Director of the Company. The aggregate cost of the insurance coverage provided through the J. Barry Driscoll Insurance Agency to the Company in fiscal 2003 was $31,715.00

The Company believes the transactions set forth above were made on terms no less favorable to the Company than would have been obtained from unaffiliated third parties. The Company has a policy whereby all transactions between the Company and its officers, directors and affiliates will be on terms no less favorable to the Company than could be obtained from unaffiliated third parties and will be approved by a majority of the disinterested members of the Board of Directors.

ITEM 14: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of members of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of a date (the “Evaluation Date”) within 90 days before the filing date of this annual report. Based on that evaluation, members of our management, including our Chief Executive Officer and our Chief Financial Officer, have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective in enabling us to record, process, summarize and report the information required to be included in this annual report within the required time period.

There have been no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.

ITEM 15: PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company retained PricewaterhouseCoopers LLP (“PWC”) to audit the consolidated financial statements for fiscal 2002 and 2003. The aggregate fees billed for professional services by PWC in fiscal 2002 and 2003 for these services were:

Audit Fees: $92,030 for services rendered for the annual audit of the Company’s consolidated financial statements for fiscal 2003 and the quarterly reviews of the financial statements included in the Company’s Form 10-Q. $80,750 for services rendered for the annual audit of the Company’s consolidated financial statements for fiscal 2002 and the quarterly reviews of the financial statements included in the Company’s Form 10-Q.

Audit Related Fees: There were no audit related fees billed by PWC for fiscal 2003. During fiscal 2002 $42,000 for services rendered for the audit performed in connection with the Company’s acquisition of Earnings Insights (“EI”).

Tax Fees: During fiscal 2003, $70,950 for services rendered in connection with the preparation of the Company’s Federal and State income tax returns and other tax related services. During fiscal 2002, $85,655 for services rendered in connection with the preparation of the Company’s Federal and State income tax returns and other tax related services.

All Other Fees: There were no other fees billed by PWC for services other than those described above for fiscal 2003. During fiscal 2002 $32,904 was paid to PWC for valuation services rendered in connection with the purchase price allocation of EI.

The Company’s Board of Directors considered the effect of PWC’s performance of the foregoing non-audit related services on PWC’s independence as the Company’s outside auditor prior to the engagement of PWC for the performance of such services, and the Company’s Audit Committee has subsequently ratified the engagement of PWC for the performance of such services and determined that the provision of such services was compatible with maintaining PWC’s independence.

PART IV

ITEM 16: EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

1.	Consolidated Financial Statements – See “Index to Consolidated Financial Statements” at ITEM 8 and incorporated herein by reference.

2.	Financial Statement Schedules – Schedule II, Valuation and Qualifying Accounts, is listed in the Index to Consolidated Financial Statements, is included on page 43 and is filed as part of this report. All other schedules to the consolidated financial statements are omitted, as the required information is either inapplicable or presented in the financial statements or related notes.

3.	List of Exhibits – The Exhibits which are filed with this Report or which are incorporated by reference herein are set forth in the Exhibit Index, which appears immediately before the Exhibits.

(b)	Reports on Form 8-K – There were no reports on Form 8-K filed by the Company during the fourth quarter of fiscal year ended March 31, 2003.

(c)	Exhibits – The Exhibits which are filed with this Report or which are incorporated by reference herein are set forth in the Exhibit index, which appears immediately before the Exhibits.

(d)	Financial Statement Schedule – The Company hereby files as part of this Form 10-K the consolidated financial statement schedule listed in ITEM 14(a)(2) above, which is attached hereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATLANTIC DATA SERVICES, INC.		Date

By:	/s/ Robert W. Howe	June 25, 2003
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

Signature	Title	Date
/s/ Robert W. Howe (Robert W. Howe)	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	June 25, 2003

/s/ William H. Gallagher (William H. Gallagher)	President, Chief Operating Officer and Director	June 25, 2003

/s/ Paul K. McGrath (Paul K. McGrath)	Senior Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	June 25, 2003

/s/ Richard D. Driscoll (Richard D. Driscoll)	Director	June 25, 2003

/s/ David C. Hodgson (David C. Hodgson)	Director	June 25, 2003

/s/ Lee M. Kennedy (Lee M. Kennedy)	Director	June 25, 2003

/s/ George F. Raymond (George F. Raymond)	Director	June 25, 2003

CERTIFICATIONS

I, Robert W. Howe, certify that:

1. I have reviewed this Annual Report on Form 10-K of Atlantic Data Services, Inc.;

2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the “Evaluation Date”); and

(c) presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this Annual Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 25, 2003

By: /s/ Robert W. Howe Robert W. Howe Chairman and Chief Executive Officer

CERTIFICATIONS
(continued)

I, Paul K. McGrath, certify that:

1. I have reviewed this Annual Report on Form 10-K of Atlantic Data Services, Inc.;

2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the “Evaluation Date”); and

(c) presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this Annual Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 25, 2003

By: /s/ Paul K. McGrath Paul K. McGrath Senior Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

No.	Description

3.01	Second Amended and Restated Articles of Organization of the Company (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed March 26, 1998 (File No. 333-48703))

3.02	Second Amended and Restated By-Laws of the Company (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed March 26, 1998 (File No. 333-48703))

4.01	Specimen Certificate for Shares of the Company’s Common Stock (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed March 26, 1998 (File No. 333-48703))

10.01†	Key Person Stock Plan (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed March 26, 1998 (File No. 333-48703))

10.02†	Amended and Restated 1992 Incentive Stock Option Plan (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed March 26, 1998 (File No. 333-48703))

10.03†	Form of Incentive Stock Option Agreement for Shares Issued Under the Amended and Restated 1992 Incentive Stock Option Plan (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed March 26, 1998 (File No. 333-48703))

10.04†	Amended and Restated 1997 Stock Plan (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed March 26, 1998 (File No. 333-48703))

10.05†	Amended and Restated 1997 Stock Plan, as amended (Incorporated by reference to the Company’s Registration Statement on Form S-8 filed September 13, 1999 (File No. 333-86997))

10.06†	Form of Incentive Stock Option Agreement under the Amended and Restated 1997 Stock Plan (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed March 26, 1998 (File No. 333-48703))

10.07†	Form of Non-Qualified Stock Option Agreement under the Amended and Restated 1997 Stock Plan (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed March 26, 1998 (File No. 333-48703))

10.08†	1998 Employee Stock Purchase Plan (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed March 26, 1998 (File No. 333-48703))

10.09†	Employment Agreement between the Company and Robert W. Howe dated March 25, 1998 (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed March 26, 1998 (File No. 333-48703))

10.10†	Employment Agreement between the Company and William H. Gallagher dated March 25, 1998 (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed March 26, 1998 (File No. 333-48703))

10.11†	Employment Agreement between the Company and Paul K. McGrath dated March 25, 1998 (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed March 26, 1998 (File No. 333-48703))

10.12†	Employment Agreement between the Company and Peter A. Cahill dated March 25, 1998 (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed March 26, 1998 (File No. 333-48703))

No.	Description

10.13†	Employment Agreement between the Company and Erik C. Golz dated March 26, 2001 (Incorporated by reference to the Company’s Annual Report on Form 10-K filed June 25, 2001) (File No. 000-24193))

10.14*†	Employment Agreement between the Company and Thomas P. McCarthy Jr. dated June 5, 2002

10.15*†	Employment Agreement between the Company and Irv Naar dated March 23, 1998

10.17	Lease Agreement between the Company and National Fire Protection Association dated April 1, 1995, as amended July 31, 1998 and January 15, 1997 (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed March 26, 1998 (File No. 333-48703))

10.18	Third Amendment - Lease Agreement between the Company and National Fire Protection Association dated October 15, 1998 (Incorporated by reference to the Company’s Annual Report on Form 10-K filed June 25, 1999 (File No. 000-24193))

10.19	Fourth Amendment - Lease Agreement between the Company and National Fire Protection Association dated May 1, 1999 (Incorporated by reference to the Company’s Annual Report on Form 10-K filed June 25, 1999 (File No. 000-24193))

10.20	Agreement for Exercise of Option between the Company and National Fire Protection Association dated November 23, 1999 (Incorporated by reference to the Company’s Annual Report on Form 10-K filed June 21, 2000 (File No. 000-24193))

10.21*	Agreement to Restructure and Extend the Lease Agreement between the Company and Nation Fire Protection Association dated May 5, 2003

21.01*	Subsidiaries of the Company

23.01*	Consent of PricewaterhouseCoopers LLP

24.01*	Power of Attorney (included on the Signature Page hereto)

99.01*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Robert W. Howe, Chairman and Chief Executive Officer

99.02*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Paul K. McGrath, Senior Vice President, Finance and Chief Financial Officer (Principal Accounting Officer)

* Filed herewith

† Indicates management contract or a compensatory plan, contract or arrangement.