Form 10-Q
period 2003-06-30
ATLANTIC DATA SERVICES INC
filed 2003-08-06
CIK 1052773

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

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

As of July 31, 2003, there were 13,136,124 shares of the Registrant’s Common Stock, $.01 par value per share, outstanding.

ATLANTIC DATA SERVICES, INC.

PART I

ITEM 1: FINANCIAL STATEMENTS

ATLANTIC DATA SERVICES, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share data)
(Unaudited)

	June 30,	March 31,
	2003	2003

Assets
Current assets:
Cash and cash equivalents	$25,638	$27,329
Short-term investments	11,132	8,982
Accounts receivable, net of allowance for doubtful accounts of $275 at June 30, 2003 and at March 31, 2003	2,396	2,517
Tax refund receivable	—	850
Other current assets	338	190

Total current assets	39,504	39,868
Property and equipment, net	176	177
Other assets	192	196

Total assets	$39,872	$40,241

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$432	$350
Accrued expenses and other liabilities	1,001	982
Deferred revenue	381	443
Federal and state income taxes payable	363	363

Total current liabilities	2,177	2,138

Commitments and contingencies (Note 8)	—	—
Stockholders’ equity:
Preferred stock, $.01 par value, 1,000,000 authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 60,000,000 shares authorized, 13,136,124 shares issued and outstanding at June 30, 2003 and 13,135,457 shares issued and outstanding at March 31, 2003	131	131
Additional paid-in capital	27,637	27,635
Retained earnings	9,927	10,337
Total stockholders’ equity	37,695	38,103

Total liabilities and stockholders’ equity	$39,872	$40,241

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATLANTIC DATA SERVICES, INC.

Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(Unaudited)

	Three Months Ended
	June 30,

	2003	2002

Revenues	$4,190	$6,935
Cost of revenues	2,631	3,776

Gross profit	1,559	3,159

Operating expenses:
Sales and marketing	417	539
General and administrative	1,677	1,541

Total operating expenses	2,094	2,080

Income (loss) from operations	(535)	1,079
Interest income, net	125	186

Income (loss) from continuing operations before provision for income taxes	(410)	1,265
Provision for income taxes	—	455

Income (loss) from continuing operations	(410)	810
Discontinued operations:
Income on disposal of business (less applicable income tax provision of $27)	—	48

Net income (loss)	$(410)	$858

Earnings (loss) per share from continuing operations:
Basic	$(0.03)	$0.06
Diluted	$(0.03)	$0.06
Earnings per share from discontinued operations:
Basic	$—	$0.01
Diluted	$—	$—
Earnings (loss) per share from net income:
Basic	$(0.03)	$0.07
Diluted	$(0.03)	$0.06

Shares used in computing earnings (loss) per share (basic)	13,136	13,039

Shares used in computing earnings (loss) per share (diluted)	13,136	13,216

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATLANTIC DATA SERVICES, INC.

Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended
	June 30,

	2003	2002

Cash flows from operating activities:
Net income (loss)	$(410)	$858
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Discontinued operations	—	(48)
Depreciation and amortization	35	88
Accrued interest	(56)	(26)
Tax refund receivable	850	—
Change in assets and liabilities (net of effect of acquisition and disposition):
Accounts receivable	121	(519)
Prepaid expenses and other assets	(144)	(68)
Accounts payable	82	76
Accrued expenses and other liabilities	19	(206)
Deferred revenue	(62)	(85)
Federal and state income taxes payable	—	479

Net cash provided by operating activities of continuing operations	435	549

Cash flows from investing activities:
Purchase of short-term investments	(2,699)	(2,006)
Sale of short-term investments	89	363
Maturity of short-term investments	500
Purchase of property and equipment	(16)	(5)

Net cash used in investing activities of continuing operations	(2,126)	(1,648)

Net decrease in cash and cash equivalents	(1,691)	(1,099)
Cash and cash equivalents, beginning of period	27,329	15,457

Cash and cash equivalents, end of period	$25,638	$14,358

Supplemental disclosure of cash flow information:
Cash paid during the period for taxes	$—	$12

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATLANTIC DATA SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2003

1.     Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Atlantic Data Services, Inc. (the “Company”) in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for future periods of the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2003.

The balance sheet at March 31, 2003 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

2.     Summary of Significant Accounting Policies

Revenue Recognition

The Company primarily derives its revenue by providing consulting services on a time and materials basis and, to a lesser extent, on a fixed price basis. Revenues recognized under fixed price contracts are not material. Under the Company’s consulting arrangements, revenue is recognized as services are performed over the term of the arrangement. Deferred revenue represents cash collected and/or billings in advance of the performance of services. Also included in revenues for the quarters ended June 30, 2003 and 2002 are reimbursable contract-related travel and entertainment expenses of $500,000 and $869,000, respectively, which are separately billed to customers.

Earnings per Common Share

The Company follows SFAS No. 128, “Earnings per Share” (“SFAS No. 128”). SFAS No. 128 requires the presentation of two amounts, basic earnings (loss) per share and diluted earnings (loss) per share. Basic earnings (loss) per share is calculated by dividing income (loss) from continuing operations, discontinued operations and net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is computed using the weighted average number of common stock outstanding during the period, plus the dilutive effect of common stock equivalents.

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

The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, in accounting for its stock-based compensation plans. Accordingly, no compensation expense has been recognized for its stock-based compensation plans other than for restricted stock. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” an amendment of Financial Accounting Standards Board (“FASB”) Statement No. 123 (“SFAS No. 148”); therefore, no compensation expense was recognized for the Company’s stock option plans.

Had compensation expense for the Company’s stock option plans been determined based on the fair value at the grant date for awards under these plans, consistent with the methodology prescribed under SFAS No. 148, the Company’s net income and earnings per share would have approximated the pro forma amounts indicated below:

	For the Quarter Ended

	June 30,	June 30,
	2003	2002

	(in thousands, except for per share data)
Reported net income (loss)	($410)	$858

Reported basic earnings (loss) per share	(0.03)	0.07
Reported diluted earnings (loss) per share	(0.03)	0.06

Adjustment to compensation expense for stock-based awards, net of tax	(106)	(90)

Pro forma net income (loss)	(516)	768
Pro forma basic earnings (loss) per share	(0.04)	0.06
Pro forma diluted earnings (loss) per share	(0.04)	0.06

3.     Earnings Per Share

The following table sets forth the computation of basic earnings (loss) per share and diluted earnings (loss) per share for the three months ended June 30, 2003 and 2002:

	Three Months Ended June 30,

	2003	2002

	(in thousands, except per share data)
Numerator for earnings (loss) per common share and earnings (loss) per common share assuming dilution:
Income (loss) from continuing operations	$(410)	$810
Income from discontinued operations	—	48

Net income (loss)	(410)	858

Denominator:
Denominator for basic earnings (loss) per share - weighted average shares	13,136	13,039
Dilutive effect of potential common shares:
Employee stock options	—	177

Denominator for diluted earnings (loss) per share - adjusted weighted average shares and assumed conversions	13,136	13,216

Basic earnings (loss) per share:
Continuing operations	$(0.03)	$0.06
Discontinued operations	—	0.01
Net income (loss)	(0.03)	0.07

Diluted earnings (loss) per share:
Continuing operations	$(0.03)	$0.06
Discontinued operations	—	—
Net income (loss)	(0.03)	0.06

In addition, as of June 30, 2003, there were options outstanding to purchase 1,099,125 shares that were potentially anti-dilutive. Such options were not included in the denominator as their effect on earnings (loss) per share would have been anti-dilutive.

4.     Major Customers

The nature of the Company’s business results in the Company deriving significant amounts of revenue from a small number of customers in a particular period. For the quarter ended June 30, 2003, three customers accounted for 38.4%, 26.9%, and 10.0% of the Company’s revenues. For the quarter ended June 30, 2002, two customers accounted for 55.1% and 27.5% of the Company’s revenues.

5.     Income Taxes

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

6.     Recently Issued Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 143, “Accounting for Obligations Associated with the Retirement of Long-Lived Assets” (“SFAS No. 143”). SFAS No. 143 provides the accounting requirements for retirement obligations associated with tangible long-lived assets. SFAS No. 143 is effective for financial statements for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 did not have a material impact on the Company’s financial statements.

In November 2002, the FASB issued FASB Interpretation No. (“FIN”) 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an interpretation of FASB Nos. 5, 57, and 107 and rescission of FIN 34.” The Interpretation requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee. The Interpretation also requires additional disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees it has issued. The accounting requirements for the initial recognition of guarantees became applicable on a prospective basis for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for all guarantees outstanding, regardless of when they were issued or modified as of December 15, 2002. The adoption of FIN 45 did not have a material effect on the Company’s consolidated financial statements. The Company has the following guarantee:

To the extent permitted under Massachusetts law and the Company’s Second Amended and Restated Articles of Organization and to the extent provided for in the Company’s corporate by-laws, the Company will indemnify its officers and directors for certain events or occurrences while the director or officer is or was serving at our request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification obligations is unlimited; however, the Company has a Directors and Officers liability insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid, provided that such insurance policy provides coverage. As these indemnification obligations were in effect prior to December 31, 2002, these obligations were grandfathered under the provisions of FIN 45. Accordingly, the Company has not accrued a liability for these agreements as of June 30, 2003.

In February 2003, the FASB issued Emerging Issues Task Force 00-21 (“EITF 00-21”), “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 requires revenue arrangements with multiple deliverables to be divided into separate units of accounting. If the deliverables in the arrangement meet certain criteria, arrangement consideration should be allocated among the separate units of accounting based on their relative fair values. Applicable revenue recognition criteria should be considered separately for separate units of accounting. The guidance in EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company does not expect that the adoption of EITF 00-21 will have a material impact on its financial position and results of operations. In May 2003, the FASB issued SFAS No. 150, “Accounting For Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS No. 150”), which establishes standards for how an issuer of financial instruments classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within the scope of SFAS No. 150 as a liability (or an asset in some circumstances) if, at inception, the monetary value of the obligation is based solely or predominantly on a fixed monetary amount known at inception, variations in something other than the fair value of the issuer’s equity shares or variations inversely related to changes in the fair value of the issuer’s equity shares. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company did not enter into any such financial instruments during the quarter ended June 30, 2003 and does not expect the adoption of this statement to have a material impact on its financial statements.

7.     Proposed Transaction

On May 5, 2003, the Company announced that it received a preliminary expression of interest to engage in a going private transaction from a group consisting of two current members of management who are also Directors of the Company, one of its outside Directors and an entity affiliated with one of its outside Directors. The Board of Directors has appointed an independent committee composed entirely of independent directors of the Board to consider the proposal and enter into negotiations with the proposed buyout group regarding the proposal.

On July 22, 2003, the Company announced that it had entered into an agreement and plan of merger (the “Merger Agreement”) with ADS Acquisition Company, LLC (“Acquisition Company”), a wholly-owned subsidiary of ADS Acquisition Parent, LLC (“Acquisition Parent”). The sole members of Acquisition Parent (the “Principals”) are Robert W. Howe, Chairman and Chief Executive Officer of Atlantic Data Services, Inc. (“ADS”), William H. Gallagher, President and Chief Operating Officer (and a director) of ADS, Lee M. Kennedy, a director of ADS, and affiliates of General Atlantic Partners, LLC, a global private equity firm that is a major stockholder of ADS. David C. Hodgson, a director of ADS, is a Managing Member of General Atlantic Partners, LLC. The Principals together hold approximately 65% of the Company outstanding common stock.

Under the Merger Agreement, each share of Company common stock outstanding at the time of the Merger (other than 3,400,000 shares held by the Principals), will be converted into the right to receive $3.25 per share in cash or approximately $32.3 million in the aggregate (the “Merger Consideration”). As of the date hereof, the Company has approximately 13,136,124 shares issued and outstanding. Under the Merger Agreement, Acquisition Company will merge into the Company, and the Company will become a subsidiary of Acquisition Parent.

The Board of Directors of the Company, acting on the recommendation of the independent committee, unanimously approved and adopted the Merger Agreement and recommended that the Company’s stockholders approve the Merger Agreement. The special committee’s financial advisor has opined that, as of July 21, 2003, the Merger Consideration was fair from a financial point of view to the Company’s stockholders other than the Principals. The closing of the Merger is subject to customary conditions, including approval of the Company’s stockholders.

As soon as practicable, the Company will file a proxy statement relating to the Merger with the Securities and Exchange Commission, and will schedule a special meeting of the Company’s stockholders to vote on a proposal to approve the Merger Agreement. The Acquisition Parent and each of the Principals intend to vote their shares of the Company’s common stock in favor of the Merger Agreement and have entered into a voting agreement to that effect, which will be sufficient to approve the Merger Agreement and the Merger. Although the Merger Agreement can be approved without the affirmative vote of any public stockholders, the public stockholders will be entitled to contractual appraisal rights substantially equivalent to statutory appraisal rights under Massachusetts law.

8.     Commitments and Contingencies

On June 4, 2003, the Company and each of its directors were served with a complaint filed as a purported class action lawsuit in Massachusetts state court by a stockholder of the Company, purportedly on behalf of all other stockholders of the Company other than the defendants. The complaint alleges, among other things, that the Company and its directors have breached or may have breached fiduciary duties owed to the Company’s stockholders in connection with the Company’s May 5, 2003 announcement that it had received from certain of its directors and stockholders a preliminary expression of interest to engage in a going private transaction. On July 25, 2003, a second, substantially similar complaint was filed in Massachusetts state court against the Company, each of the Company’s directors and ADS Acquisition Company, LLC. This second complaint is brought by a stockholder of the Company, also purportedly on behalf of all other stockholders other than the defendants, and alleges similar breaches of fiduciary duty in connection with the proposed going private transaction. As with the first complaint, the Company believes that the second complaint is without merit and intends to contest it vigorously. While the Company believes that the litigation will have no material adverse impact on its financial condition, results of operations or cash flows, the litigation process is inherently uncertain and the Company can make no assurances as to the ultimate outcome of this matter.

ATLANTIC DATA SERVICES, INC.

FORWARD LOOKING STATEMENTS

This Report includes forward-looking statements, which are made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. You can identify these forward-looking statements when you see us using words such as “expect,” “anticipate,” “believe,” “intend,” “may,” “predict,” and other similar expressions. These forward-looking statements cover, among other items: events, conditions and financial trends that may affect our future plans of operation, business strategy, growth of operations and financial position, including statements regarding revenue and earnings or loss per share projections, concentration of revenues among a limited number of customers, expected capital expenditures for fiscal 2004 and sufficiency of cash to meet working capital and capital expenditure requirements for the next twelve months. In addition, these forward-looking statements cover statements regarding the consummation of the proposed going private transaction, the filing by the Company of a proxy statement and the holding of a special meeting of stockholders to vote on the proposed transactions and the merger agreement. Any forward-looking statements are not guarantees of future performance and are necessarily subject to a number of risks and uncertainties, some of which are beyond our control. These risks and uncertainties include, among others: variability of our quarterly operating results due to, among other things, the number, size and scope of customer projects commenced and completed during a quarter, changes in employee utilization rates and changes in average billing rates; our dependence on the financial services industry; general economic uncertainty; concentration of revenues and our dependence on major customers; risks associated with fixed price contracts; our dependence on key personnel; intense competition in the IT consulting industry; and risks associated with potential acquisitions. Because of these risks and uncertainties, the forward-looking events discussed in this Report might not transpire.

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

Our revenues are derived primarily from professional fees billed to customers on a time and materials basis, or, in certain instances, on a fixed price basis. Included in revenues are reimbursable contract-related travel and entertainment expenses, which are separately billed to customers. Substantially all of our contracts, other than fixed price contracts, are terminable by the customer following limited notice and without significant penalty to the customer. Revenues from fixed price contracts represented approximately 1.4% and 1.1% of our revenues for the quarters ended June 30, 2003 and 2002, respectively.

We have derived, and expect to continue to derive, a significant portion of our revenues from a relatively limited number of customers. Revenues from our five largest customers for the quarters ended June 30, 2003 and 2002 were 86.2% and 95.9%, respectively, as a percentage of revenues. For the quarter ended June 30, 2003, Citizens Financial Corporation, Zions Bancorporation, IntraNet Inc., a TSA Company, FleetBoston Financial Corporation, and Wells Fargo Services Company accounted for approximately 38.4%, 26.9%, 10.0%, 8.2% and 2.7%, respectively, of revenue. For the quarter ended June 30, 2002, Citizens Financial Corporation, Zions Bancorporation, FleetBoston Financial Corporation, IntraNet Inc., a TSA Company and Metavante Corporation accounted for approximately 55.1%, 27.5%, 6.0%, 4.9% and 2.4%, respectively, of revenue.

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

Recent Developments

On May 5, 2003, the Company announced that it received a preliminary expression of interest to engage in a going private transaction from a group consisting of two current members of management who are also Directors of the Company, one of its outside Directors and an entity affiliated with one of its outside Directors. The Board of Directors has appointed an independent committee composed entirely of independent directors of the Board to consider the proposal and enter into negotiations with the proposed buyout group regarding the proposal.

On July 22, 2003, the Company announced that it had entered into an agreement and plan of merger with ADS ADS Acquisition Company, LLC (“Acquisition Company”), a wholly-owned subsidiary of ADS Acquisition Parent, LLC (“Acquisition Parent”). The sole members of Acquisition Parent (the “Principals”) are Robert W. Howe, Chairman and Chief Executive Officer of Atlantic Data Services, Inc. (“ADS”), William H. Gallagher, President and Chief Operating Officer (and a director) of ADS, Lee M. Kennedy, a director of ADS, and affiliates of General Atlantic Partners, LLC, a global private equity firm that is a major stockholder of ADS. David C. Hodgson, a director of ADS, is a Managing Member of General Atlantic Partners, LLC. The Principals together hold approximately 65% of the Company outstanding common stock.

Under the Merger Agreement, each share of Company common stock outstanding at the time of the Merger (other than 3,400,000 shares held by the Principals), will be converted into the right to receive $3.25 per share in cash or approximately $32.3 million in the aggregate. As of the date hereof, the Company has approximately 13,136,124 shares issued and outstanding. Under the merger agreement, Acquisition Company will merge into the Company, and the Company will become a subsidiary of Acquisition Parent.

The Board of Directors of the Company, acting on the recommendation of the independent committee, unanimously approved and adopted the merger agreement and recommended that the Company’s stockholders approve the merger agreement. The independent committee’s financial advisor has opined that, as of July 21, 2003, the Merger Consideration was fair from a financial point of view to the Company’s stockholders other than the Principals. The closing of the merger is subject to customary conditions, including approval of the Company’s stockholders.

As soon as practicable, the Company will file a proxy statement relating to the Merger with the Securities and Exchange Commission, and will schedule a special meeting of the Company’s stockholders to vote on a proposal to approve the merger agreement. The Acquisition Parent and each of the Principals intend to vote their shares of the Company’s common stock in favor of the merger agreement and have entered into a voting agreement to that effect, which will be sufficient to approve the merger agreement and the merger. Although the merger agreement can be approved without the affirmative vote of any public stockholders, the public stockholders will be entitled to contractual appraisal rights substantially equivalent to statutory appraisal rights under Massachusetts law.

Outlook

With respect to our earnings projections for the future, we continue to be cautious about our outlook for the next quarter and are currently estimating our second quarter revenues will be in the $4.3 million to $4.7 million range, with net loss in the range of ($.01) to ($.04) per share.

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

Quarter Ended June 30, 2003 Compared to Quarter Ended June 30, 2002

Revenues

Revenues decreased 39.6% for the quarter ended June 30, 2003 over the quarter ended June 30, 2002, from $6.9 million to $4.2 million. This decrease was predominately due to a 39.4% decrease in the volume of services delivered to customers due to the continued IT spending reductions in the U.S., as well as a decrease in the amount of revenue from contract-related travel and entertainment expenses as a percentage of total revenue to 11.9% from 12.5% for the quarter ended June 30, 2002.

Cost of Revenues

Cost of revenues decreased 30.3% to $2.6 million from $3.8 million for the quarter ended June 30, 2003 compared to the quarter ended June 30, 2002, representing 62.8% and 54.5%, respectively, of revenues in each quarter. The dollar decrease in cost of revenues was primarily due to a decrease in the average number of billable personnel from 85 for the quarter ended June 30, 2002 to 66 for the quarter ended June 30, 2003. The percentage increase was due to a decrease in the utilization rate from 98.7% for the quarter ended June 30, 2002 to 81.2% for the quarter ended June 30, 2003.

Sales and Marketing

Sales and marketing expenses were $417,000 for the quarter ended June 30, 2003 and $539,000 for the quarter ended June 30, 2002, representing 10.0% and 7.8% of revenues, respectively. The dollar decrease resulted primarily from a decrease in the base salaries paid to certain individuals in our sales and marketing group in the quarter ended June 30, 2003 as compared to the quarter ended June 30, 2002. The increase in sales and marketing expense as a percentage of revenues is due to the significant decrease in revenue compared to the corresponding period of the prior fiscal year.

General and Administrative

General and administrative expenses increased 8.8% to $1.7 million from $1.5 million for the quarter ended June 30, 2003 compared to the quarter ended June 30, 2002, representing 40.0% and 22.2% of revenues, respectively. The dollar increase is primarily due to an increase in professional fees related to the proposed going private transaction. The increase in general and administrative expense as a percentage of revenues is due to the increase in expenses, as well as the 39.6% decrease in revenues on which the percentage is calculated.

Interest Income, Net

Interest income, net decreased $61,000 from $186,000 for the quarter ended June 30, 2002 to $125,000 for the quarter ended June 30, 2003. This decrease was principally due to interest rate decreases. Interest expense is immaterial.

Provision for Income Taxes

Due to the loss before taxes, there was no provision for taxes for the quarter ended June 30, 2003. For the quarter ended June 30, 2002, there was a provision of $455,000.

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

Liquidity and Capital Resources

We have no long-term debt and continue to operate primarily debt-free. Working capital was $37.3 million at June 30, 2003. Our days sales in accounts receivable at June 30, 2003 was 53 compared to 48 days at June 30, 2002. While we believe that the risk with respect to collection of accounts receivable is minimized by the creditworthiness of our customers, primarily banks and other financial institutions, and because of our credit and collection policies, there can be no assurance that we will not encounter collection problems in the future. We attempt to further minimize this risk by performing ongoing credit valuations of our customers and maintaining an allowance for potential credit losses. We believe that our allowance for doubtful accounts and collection policies are adequate.

Capital expenditures for the remainder of fiscal 2004 are expected to be approximately $100,000 and will be used principally for computers and other equipment.

We expect that existing cash and cash equivalent balances, together with cash which may be provided from operations, will be sufficient to meet the Company’s working capital and capital expenditure requirements for at least the next twelve months.

To date, inflation has not had a material impact on the Company’s financial results.

Recently Issued Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Obligations Associated with the Retirement of Long-Lived Assets” (“SFAS No. 143”). SFAS No. 143 provides the accounting requirements for retirement obligations associated with tangible long-lived assets. SFAS No. 143 is effective for financial statements for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 did not have a material impact on the Company’s financial statements.

In November 2002, the FASB issued FASB Interpretation No. (“FIN”) 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FIN 34.” The Interpretation requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee. The Interpretation also requires additional disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees it has issued. The accounting requirements for the initial recognition of guarantees became applicable on a prospective basis for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for all guarantees outstanding, regardless of when they were issued or modified as of December 15, 2002. The adoption of FIN 45 did not have a material effect on the Company’s consolidated financial statements. The Company has the following guarantee:

To the extent permitted under Massachusetts law and the Company’s Second Amended and Restated Articles of Organization and to the extent provided for in the Company’s corporate by-laws, the Company will indemnify its officers and directors for certain events or occurrences while the director or officer is or was serving at our request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification obligations is unlimited; however, the Company has a Directors and Officers liability insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid, provided that such insurance policy provides coverage. As these indemnification obligations were in effect prior to December 31, 2002, these obligations were grandfathered under the provisions of FIN 45. Accordingly, the Company has not accrued a liability for these agreements as of June 30, 2003.

In February 2003, the FASB issued Emerging Issues Task Force 00-21 (“EITF 00-21”), “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 requires revenue arrangements with multiple deliverables to be divided into separate units of accounting. If the deliverables in the arrangement meet certain criteria, arrangement consideration should be allocated among the separate units of accounting based on their relative fair values. Applicable revenue recognition criteria should be considered separately for separate units of accounting. The guidance in EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company does not expect that the adoption of EITF 00-21 will have a material impact on its financial position and results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting For Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS No. 150”), which establishes standards for how an issuer of financial instruments classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within the scope of SFAS No. 150 as a liability (or an asset in some circumstances) if, at inception, the monetary value of the obligation is based solely or predominantly on a fixed monetary amount known at inception, variations in something other than the fair value of the issuer’s equity shares or variations inversely related to changes in the fair value of the issuer’s equity shares. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company did not enter into any such financial instruments during the quarter ended June 30, 2003 and does not expect the adoption of this statement to have a material impact on its financial statements.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates due to investments in instruments made for non-trading purposes. The interest rate risk relates primarily to our portfolio of short-term investment grade securities. As of June 30, 2003 we did not, nor do we intend to, use derivative financial instruments for speculative trading purposes.

The majority of our sales are denominated in U.S. dollars and take place in North America.

We believe that interest rate risk and foreign currency exchange rate risk are both immaterial to the Company.

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of members of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of June 30, 2003. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective in enabling us to record, process, summarize and report the information required to be included in this quarterly report within the required time period.

Changes in Internal Controls over Financial Reporting

There have been no significant changes in our internal controls over financial reporting or, to our knowledge, in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

     On June 4, 2003, the Company and each of its directors were served with a complaint filed as a purported class action lawsuit in Massachusetts state court by a stockholder of the Company, purportedly on behalf of all other stockholders of the Company other than the defendants. The complaint alleges, among other things, that the Company and its directors have breached or may have breached fiduciary duties owed to the Company’s stockholders in connection with the Company’s May 5, 2003 announcement that it had received from certain of its directors and stockholders a preliminary expression of interest to engage in a going private transaction. The Company believes that the action is without merit and intends to contest it vigorously. On July 25, 2003, a second, substantially similar complaint was filed in Massachusetts state court against the Company, each of the Company’s directors and ADS Acquisition Company, LLC. This second complaint is brought by a stockholder of the company, also purportedly on behalf of all other stockholders other than the defendants, and alleges similar breaches of fiduciary duty in connection with the proposed going private transaction. As with the first complaint, the Company believes that the second complaint is without merit and intends to contest it vigorously. While the Company believes that the litigation will have no material adverse impact on its financial condition, results of operations or cash flows, the litigation process is inherently uncertain and the Company can make no assurances as to the ultimate outcome of this matter.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification

Exhibit 32.1	Section 1350 Certification

Exhibit 32.2	Section 1350 Certification

(b)	Reports on Form 8-K

                    On May 6, 2003, the Company filed a Form 8-K with the Securities and Exchange Commission announcing that it had issued a press release on the Company’s results for the fourth quarter and fiscal year ended March 31, 2003.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATLANTIC DATA SERVICES, INC.

Date:	August 06, 2003	By: /s/ Robert W. Howe Robert W. Howe Chairman and Chief Executive Officer

Date:	August 06, 2003	By: /s/ Paul K. McGrath Paul K. McGrath Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification

Exhibit 32.1	Section 1350 Certification

Exhibit 32.2	Section 1350 Certification